Form 10-Q
period 1997-12-28
UNICCO SERVICE CO
filed 1998-03-25
CIK 1050011

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 1997               COMMISSION FILE
                                                               NUMBER: 333-42407

                             UNICCO SERVICE COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MASSACHUSETTS                                                         04-2872501
(STATE OR OTHER JURISDICTION OF                                 (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)



FOUR COPLEY PLACE, BOSTON, MASSACHUSETTS                                02116
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

                                (617) -859 - 9100
                         (REGISTRANT'S TELEPHONE NUMBER)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                   YES                NO _X*__

* THE REGISTRANT HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR LESS THAN 90 DAYS.
         ============================================================

                             UNICCO SERVICE COMPANY

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 28, 1997


                                TABLE OF CONTENTS



                                                                                 PAGE



PART I.        Financial Information

ITEM 1.        Financial Statements:
                     Condensed Consolidated Statements of Operations for           3
                     the three months and six months ended December 28,
                     1997 and December 29, 1996 (unaudited)


                     Condensed Consolidated Balance Sheets at                      4
                     December 28, 1997 (unaudited) and June 29, 1997


                     Condensed Consolidated Statements of Cash Flows for the       5
                     six months ended December 28, 1997 and December 29, 1996
                     (unaudited)

                     Notes to Condensed Consolidated Financial Statements          6

ITEM 2.              Management's Discussion and Analysis of Financial            13
                     Condition and Results of Operations

ITEM 3.              Quantitative and Qualitative Disclosures about Market Risk

PART II.       Other Information                                                  19


               Signatures                                                         20

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                             UNICCO SERVICE COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)



                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  ------------------              ----------------
                                             DECEMBER 28,    DECEMBER 29,    DECEMBER 28,    DECEMBER 29,
                                                1997             1996           1997           1996
                                             -----------     -----------     ----------      ----------

Service revenues ......................        $137,416        $135,262        $272,132        $263,571

Cost of service revenues ..............         123,156         121,936         244,303         237,865
                                               --------        --------        --------        --------

      Gross profit ....................          14,260          13,326          27,829          25,706

Selling, general and administrative
      expenses ........................           9,004           7,516          17,609          14,081

Amortization of intangible assets .....           1,191           1,190           2,382           2,381
                                               --------        --------        --------        --------

      Income from operations ..........           4,065           4,620           7,838           9,244

Interest income .......................               5               1               6               2

Interest expense ......................          (2,788)         (2,939)         (5,795)          (5,398)
                                               --------        --------        --------        ---------

      Income before provision for
             income taxes and
             extraordinary loss........           1,282           1,682           2,049           3,848

Provision for income taxes ............           1,277           1,342           1,466           2,282
                                               --------        --------        --------        --------

Income before extraordinary loss ......               5             340             583           1,566

Extraordinary loss, net of tax
benefit of $66 ........................          (2,958)             --          (2,958)            --
                                               --------        --------      ----------        --------

Net income (loss) .....................        $ (2,953)       $    340        $ (2,375)       $  1,566
                                               ========        ========        ========        ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                          DECEMBER 28,
                                                              1997     JUNE 29,
                                                          (UNAUDITED)    1997
                                                          -----------  --------
ASSETS
Current assets:
  Cash and cash equivalents ..............................  $ 1,762    $ 3,928
  Accounts receivable, less reserves of $2,134 and $1,561    60,834     61,890
  Unbilled receivables ...................................   26,322     27,036
  Prepaid insurance ......................................      223        248
  Other current assets ...................................    2,435      3,101
                                                            --------   -------
      Total current assets ...............................    91,576    96,203
                                                            --------   -------
Property and equipment, at cost ..........................    12,289    11,693
  Less -- accumulated depreciation and amortization ......     8,077     7,046
                                                            --------   -------
                                                               4,212     4,647
                                                            --------   -------

Notes receivable and accrued interest from officers ......       511        716
Intangible assets, net of amortization ...................    53,050     55,437
Other assets, net ........................................     6,068      4,084
                                                            --------   --------

                                                            $155,417   $161,087
                                                            ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdraft .........................................  $  6,779   $ 11,316
  Current portion of long-term debt ......................        --      7,000
  Accounts payable .......................................     6,895      7,550
  Accrued payroll and payroll-related expenses ...........    16,616     18,514
  Deferred income taxes ..................................     4,097      2,823
  Other accrued expenses .................................     4,738      3,950
                                                            --------   --------
      Total current liabilities ..........................    39,125     51,153
                                                            --------   --------

Long-term liabilities:
  Line of credit .........................................       457     50,587
  Long-term debt, less current portion ...................   109,519     49,278
  Note payable to officer ................................        --        282
  Other long-term liabilities ............................       268        951
                                                            --------   --------
      Total long-term liabilities ........................   110,244    101,098
                                                            --------   --------


Commitments and Contingencies

Shareholders' equity:
  Common shares ..........................................       378        378
  Retained earnings ......................................     6,430      9,202
  Cumulative translation adjustment.......................       (21)         -
                                                            --------   --------
                                                               6,787      9,580

Less:
Treasury shares at cost ..................................      (502)      (502)
Notes receivable from stock sales ........................      (237)      (242)
                                                            --------   --------
     Total shareholders' equity ..........................     6,048      8,836
                                                            --------   --------
                                                            $155,417   $161,087
                                                            ========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                       SIX MONTHS ENDED
                                                                       ----------------
                                                                DECEMBER 28,        DECEMBER 29,
                                                                   1997                1996
                                                                -----------         -----------

Cash flows relating to operating activities:
    Net income (loss) ........................................    $ (2,375)          $ 1,566
    Adjustments to reconcile net income (loss)
        to net cash provided by (used in)
        operating activities:
        Amortization of intangible assets ....................       2,382             2,381
        Amortization of debt issue costs and discount ........         417               543
        Depreciation and amortization ........................       1,142             1,097
        Loss on disposals ....................................          14                20
        Extraordinary loss ...................................       3,024                --
        Deferred income taxes ................................       1,230             1,460

    Changes in assets and liabilities:
        Accounts receivable ..................................         924           (48,975)
        Unbilled receivables .................................         714           (24,440)
        Prepaid insurance ....................................          24             1,519
        Other current assets .................................         678              (683)
        Other long-term assets ...............................          60              (742)
        Cash overdraft .......................................      (4,537)            5,484
        Accounts payable .....................................        (634)            4,577
        Accrued expenses and other current liabilities........      (1,057)           14,186
        Other long-term liabilities ..........................        (683)              (39)
                                                                  --------           -------

           Net cash provided by (used in)
             operating activities.............................       1,323           (42,046)
                                                                  --------           -------

Cash flows relating to investing activities:
    Purchases of property and equipment ......................        (737)             (971)
    Payments received for notes receivable from officers .....         205                26
                                                                  --------           -------

        Net cash used in investing activities ................        (532)             (945)
                                                                  --------           -------

Cash flows relating to financing activities:
    Proceeds (repayments) from line of credit ................     (50,130)           40,379
    Proceeds from debt .......................................     104,507             3,000
    Payments of debt .........................................     (52,400)               --
    Increase in debt issuance costs ..........................      (4,317)               --
    Distribution to shareholders .............................        (400)             (400)
    Payment on note payable to related party .................        (282)               --
    Payment on note receivable from stock sale ...............           5                --
                                                                  --------           -------
        Net cash provided by (used in)
           financing activities ..............................      (3,017)           42,979
                                                                  --------           -------

Effect of exchange rate changes on
    cash and cash equivalents ................................          60                --
                                                                  --------           -------

Net decrease in cash and cash equivalents ....................      (2,166)              (12)

Cash and cash equivalents, beginning of period ...............       3,928               157
                                                                  --------           -------

Cash and cash equivalents, end of period .....................    $  1,762           $   145
                                                                  ========           =======



The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 28, 1997

(1) INTERIM FINANCIAL STATEMENTS

These condensed consolidated financial statements include the accounts of UNICCO Service Company and its wholly-owned subsidiaries for the period subsequent to October 17, 1997. Prior to that time, the financial statements were prepared on a combined basis as all entities within the consolidated group (the Group) had been owned, managed and controlled by common shareholders (see Note 2). All significant intercompany transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial position of the Company and its subsidiaries at December 28, 1997 and the results of their operations for the three and six month periods ended December 28, 1997 and December 29, 1996, respectively and their cash flows for the six month periods ended December 28, 1997 and December 29, 1996.

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as allowed by Regulation S-X, Article
10. The accompanying, unaudited condensed consolidated financial statements should be read in conjunction with the Company's combined financial statements for the year ended June 29, 1997 in its Registration Statement on Form S-4 as filed with the Securities and Exchange Commission and declared effective on February 6, 1998.

(2) REFINANCING

On October 17, 1997, UNICCO Service Company ("UNICCO") and certain of its affiliates consummated a $105 million Series A Note Offering and entered into a $45 million Amended Credit Facility. The net proceeds from the Series A Note Offering and the Amended Facility were used to repay approximately $84.8 million of indebtedness under the Group's existing credit facilities and $19.7 million of certain other indebtedness, fees and expenses incurred in connection with such financing. The Series A Note Offering matures on October 15, 2007. The Notes are not redeemable prior to October 15, 2002. Thereafter, the Notes are subject to redemption at any time at the option of the issuers at redemption prices set forth in the Notes. Interest on the Notes accrues at

                             UNICCO SERVICE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 28, 1997

(2) REFINANCING (CONTINUED)

the rate of 9 7/8% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 1998. The payment of principal and interest on the Notes is subordinated in right to the prior payment of all Senior Debt, as defined.

     Upon the occurrence of a change in control, as defined, the issuers are obligated to make an offer to each holder of the Notes to repurchase all or any part of such holders' Notes at an offer price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest. The Covenants under the Notes and the Amended Facility include limitations on certain sales of assets, certain payments of dividends and incurrence of debt, certain mergers and acquisitions and certain transactions with affiliates. With respect to the Amended Facility, the Company is required to maintain certain financial ratios, including defined levels of tangible net worth, earnings before interest, taxes, depreciation and amortization, and others.

     During the second quarter of fiscal 1998, the Company recorded an extraordinary loss of $3.0 million, net of state tax benefit related to the refinancing discussed above. A total of $2.0 million of the loss was attributable to the write-off of unamortized deferred financing costs in connection with the refinancing of the Company's indebtedness in October 1997. A total of $1.0 million of the extraordinary loss was attributable to the payment of $11 million in October 1997 to settle certain indebtedness incurred in connection with the June 1996 Ogden acquisition. The book value of such Note in the Company's balance sheet at the settlement date (October 17, 1997) was $10.0 million.

     In connection with the Series A Note Offering, the shareholders of UNICCO contributed their ownership interests in USC, Inc. to UNICCO. As a result, all of the operations of the Group are conducted through UNICCO and its wholly-owned subsidiaries. This transaction was accounted for in a manner similar to that in pooling of interests accounting with the assets and liabilities being recorded at their historical cost due to the exchange of stock occurring between entities under common control. Further, in connection with the contribution of ownership interests, USC, Inc. and its subsidiaries elected to change to the cash basis of accounting for income tax purposes, consistent with the basis followed by UNICCO Service Company. In connection with such change, the Company recorded deferred tax assets and liabilities of $1.3 million and $1.3 million, respectively. In addition, based upon a review of all available evidence, management recorded a valuation allowance associated with the deferred tax assets of $.9 million.

(3) CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

The Notes are guaranteed, fully, unconditionally and jointly and severally, by each of UNICCO's directly and indirectly wholly-owned domestic subsidiaries. UNICCO's wholly-owned Canadian subsidiary ("UFSCC") is not a guarantor of this debt. Separate financial statements of the guarantor subsidiaries and of UNICCO Finance Corp., a wholly-owned subsidiary which is the co-issuer of the Notes, are not presented because management has determined that they would not be material to investors. However, condensed consolidating financial information as of June 29, 1997 and December 28, 1997 and the three and six month periods ended December 28 1997 are presented. The following presents condensed combining consolidating financial information (rounded to the nearest thousand) for (i) UNICCO only, (ii) the guarantor subsidiaries on a combined basis, (iii) the nonguarantor subsidiary - UFSCC - and (iv) the Company on a consolidated basis.

                             UNICCO SERVICE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(3) CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - (IN THOUSANDS)

                                                      FOR THE THREE MONTHS ENDED DECEMBER 28, 1997 (UNAUDITED)
                                                      -------------------------------------------------------

                                                                            NONGUARANTOR                   COMBINED
                                                               GUARANTOR     SUBSIDIARY-                 CONSOLIDATED
                                                 UNICCO        AFFILIATES      UFSCC       ELIMINATIONS      TOTAL
                                                 ------        ----------      -----       ------------      -----
Service revenues .......................       $ 104,396        $ 23,930        $ 9,090        $ --        $ 137,416
Cost of service revenues ...............          92,379          22,451          8,326          --          123,156
                                               ---------        --------        -------        ----        ---------
  Gross profit .........................          12,017           1,479            764          --           14,260
Selling, general and administrative
    expenses ...........................           8,033             494            477          --            9,004
Amortization of intangible assets ......             911             247             33          --            1,191
                                               ---------        --------        -------        ----        ---------
  Income from operations ...............           3,073             738            254          --            4,065
Interest income ........................               5              --             --          --                5
Interest expense .......................          (2,037)           (640)          (111)         --           (2,788)
                                               ---------        --------        -------        ----        ---------
Income before provision for
    income taxes .......................           1,041              98            143          --            1,282
Provision for income taxes .............             181             970            126          --            1,277
                                               ---------        --------        -------        ----        ---------
Income (Loss) before equity in net
  earnings of subsidiaries and
  extraordinary items...................             860            (872)            17          --                5
Equity in net earnings
  of subsidiaries ......................            (855)              3             --         852               --
                                               ---------        --------        -------        ----        ---------
Income (Loss) before extraordinary
  loss .................................               5            (869)            17         852                5
Extraordinary loss, net of tax benefit..          (2,958)             --             --          --           (2,958)
                                               ---------        --------         -------       -----        ---------
Net income (loss) ......................       $  (2,953)       $   (869)        $   17       $ 852        $  (2,953)
                                               =========        ========         =======       ====         =========






                                                       FOR THE SIX MONTHS ENDED DECEMBER 28, 1997 (UNAUDITED)
                                                       -----------------------------------------------------

                                                                                   NONGUARANTOR                   COMBINED
                                                                    GUARANTOR       SUBSIDIARY-                 CONSOLIDATED
                                                       UNICCO       AFFILIATES         UFSCC     ELIMINATIONS      TOTAL
                                                       ------       ----------         -----     ------------      -----

Service revenues ............................       $ 207,344        $ 47,931        $ 16,857        $ --        $ 272,132
Cost of service revenues ....................         184,347          44,712          15,244          --          244,303
                                                    ---------        --------        --------        ----        ---------
  Gross profit ..............................          22,997           3,219           1,613          --           27,829
Selling,  general and
   administrative expenses ..................          15,509           1,038           1,062          --           17,609
Amortization of intangible assets ...........           1,823             493              66          --            2,382
                                                    ---------        --------        --------        ----        ---------
  Income from operations ....................           5,665           1,688             485          --            7,838
Interest income .............................               6              --              --          --                6
Interest expense ............................          (4,201)         (1,371)           (223)         --           (5,795)
                                                    ---------        --------        --------        ----        ---------
  Income before provision for income taxes ..           1,470             317             262          --            2,049
Provision for income taxes ..................             221           1,002             243          --            1,466
                                                    ---------        --------        --------        ----        ---------
Income (Loss) before equity in net earnings
  of subsidiaries and extraordinary items ...           1,249            (685)             19          --              583
Equity in net earnings of subsidiaries ......            (666)              4              --         662               --
                                                    ---------        --------        --------        ----        ---------
Income (Loss) before extraordinary loss .....             583            (681)             19         662              583
Extraordinary loss, net of tax benefit ......          (2,958)             --              --          --           (2,958)
                                                    ---------        --------        --------        ----        ---------
Net income (loss) ...........................       $  (2,375)       $   (681)        $    19       $ 662       $   (2,375)
                                                    =========        ========        ========       =====        =========

                             UNICCO SERVICE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(3) CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)

                                                                                    JUNE 29, 1997
                                                                                    -------------

                                                                                   NONGUARANTOR                      COMBINED
                                                                    GUARANTOR       SUBSIDIARY-                    CONSOLIDATED
                                                        UNICCO      AFFILIATES         UFSCC       ELIMINATIONS       TOTAL
                                                        ------      ----------         -----       ------------       -----
Assets
Current assets:
Cash and cash equivalents .....................       $  1,998       $    621        $  1,309        $      --        $  3,928
Accounts receivable, less reserve of
  approximately $1,561 ........................         40,510         17,916           3,464               --          61,890
Unbilled receivables ..........................         22,710          4,326              --               --          27,036
Intercompany receivable (payable) .............         19,520        (17,420)         (2,100)              --              --
Prepaid insurance .............................            237             11              --               --             248
Other current assets ..........................          2,634            427              40               --           3,101
                                                      --------       --------        --------        ---------        --------
         Total current assets .................         87,609          5,881           2,713               --          96,203
                                                      --------       --------        --------        ---------        --------
Property and equipment, at cost ...............         10,675            408             610               --          11,693
Less -accumulated depreciation and amortization          6,784            134             128               --           7,046
                                                      --------       --------        --------        ---------        --------
                                                         3,891            274             482               --           4,647
                                                      --------       --------        --------        ---------        --------
Due from (to) affiliates ......................         14,459           (570)             --          (13,889)             --
Investment in subsidiary ......................          2,054            546              --           (2,600)             --
Notes receivable and accrued interest from
officers, net of current portion ..............            716             --              --               --             716
Intangible assets, net of amortization ........         40,881         12,645           1,911               --          55,437
Other assets, net .............................          4,056              7              21               --           4,084
                                                      --------       --------        --------        ---------        --------
                                                        62,166         12,628           1,932          (16,489)         60,237
                                                      --------       --------        --------        ---------        --------
                                                      $153,666       $ 18,783        $  5,127        $ (16,489)       $161,087
                                                      ========       ========        ========        =========        ========



                                                                                         JUNE 29, 1997

                                                                                     NONGUARANTOR                      COMBINED
                                                                       GUARANTOR      SUBSIDIARY-                    CONSOLIDATED
                                                       UNICCO         AFFILIATES        UFSCC      ELIMINATIONS         TOTAL
                                                       ------         ----------        -----      ------------         -----
Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft ..................................      $  10,840        $   476       $     --        $      --        $  11,316
Current portion of long-term debt ...............          7,000             --             --               --            7,000
Accounts payable ................................          5,178          1,585            787               --            7,550
Accrued payroll and payroll-related expenses ....         14,507          2,379          1,628               --           18,514
Deferred income taxes ...........................          2,823             --             --               --            2,823
Other accrued expenses ..........................          3,593            240            117               --            3,950
                                                       ---------        -------       --------        ---------        ---------
         Total current liabilities ..............         43,941          4,680          2,532               --           51,153
                                                       ---------        -------       --------        ---------        ---------
Long-term liabilities:
Line of credit ..................................         50,587             --             --               --           50,587
Long-term debt, less current portion ............         49,278             --             --               --           49,278
Note payable to officer .........................            282             --             --               --              282
Other long-term liabilities .....................            951             --             --               --              951
                                                         -------        -------       --------        ---------        ---------
         Total long-term liabilities ............        101,098             --             --               --          101,098
                                                       ---------        -------       --------        ---------        ---------
Commitments and Contingencies
Shareholders' equity ............................          9,371         14,103          2,595          (16,489)           9,580
                                                       ---------        -------       --------        ---------        ---------
Less treasury shares at cost ....................           (502)            --             --               --             (502)
Less notes receivable from
  stock sales ...................................           (242)            --             --               --             (242)
                                                       ---------        -------       --------        ---------        ---------
         Total shareholders' equity .............          8,627         14,103          2,595          (16,489)           8,836
                                                       ---------        -------       --------        ---------        ---------
                                                       $ 153,666        $18,783       $  5,127        $ (16,489)       $ 161,087
                                                       =========        =======       ========        =========        =========

                             UNICCO SERVICE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(3) CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)

                                                                          DECEMBER 28, 1997 (UNAUDITED)
                                                                          ----------------------------

                                                                                NONGUARANTOR                     COMBINED
                                                                   GUARANTOR     SUBSIDIARY-                   CONSOLIDATED
                                                       UNICCO      AFFILIATES       UFSCC       ELIMINATIONS      TOTAL
                                                       ------      ----------       -----       ------------      -----
Assets
Current assets:
Cash and cash equivalents .....................      $   1,740     $      6       $    16        $      --       $   1,762
Accounts receivable, less reserve of
  approximately $2,134 ........................         42,533       14,254         4,047               --          60,834
Unbilled receivables ..........................         20,999        5,323            --               --          26,322
Intercompany receivable (payable) .............         14,988      (12,872)       (2,116)              --              --
Prepaid insurance .............................            212           11            --               --             223
Other current assets ..........................          2,162          167           106               --           2,435
                                                     ---------     --------       -------        ---------       ---------
         Total current assets .................         82,634        6,889         2,053               --          91,576
                                                     ---------     --------       -------        ---------       ---------
Property and equipment, at cost ...............         11,075          567           647               --          12,289
Less -accumulated depreciation and amortization          7,685          216           176               --           8,077
                                                     ---------     --------       -------        ---------       ---------
                                                         3,390          351           471               --           4,212
                                                     ---------     --------       -------        ---------       ---------
Due from (to) affiliates ......................         14,484         (595)           --          (13,889)             --
Investment in subsidiary ......................          1,388          550            --           (1,938)             --
Notes receivable and accrued interest from
  officers, net of amortization ...............            511           --            --               --             511
Intangible assets, net of amortization ........         39,048       12,151         1,851               --          53,050
Other assets, net .............................          5,598          450            20               --           6,068
                                                     ---------     --------       -------        ---------       ---------
                                                        61,029       12,556         1,871          (15,827)         59,629
                                                     ---------     --------       -------        ---------       ---------
                                                     $ 147,053     $ 19,796       $ 4,395        $ (15,827)      $ 155,417
                                                     =========     ========       =======        =========       =========




                                                                          DECEMBER 28, 1997 (UNAUDITED)
                                                                          ----------------------------

                                                                                   NONGUARANTOR                       COMBINED
                                                                   GUARANTOR        SUBSIDIARY-                     CONSOLIDATED
                                                     UNICCO        AFFILIATES          UFSCC       ELIMINATIONS        TOTAL
                                                     ------        ----------          -----       ------------        -----
Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft .............................       $   5,908        $    871        $     --        $      --        $   6,779
Accounts payable ...........................           4,995           1,453             447               --            6,895
Accrued payroll and  payroll-related
  expenses..................................          13,018           2,293           1,305               --           16,616
Deferred income taxes ......................           2,801           1,296             --                --            4,097
Other accrued expenses .....................           4,231             460              47               --            4,738
                                                   ---------        --------        --------        ---------        ---------
         Total current liabilities .........          30,953           6,373           1,799               --           39,125
                                                   ---------        --------        --------        ---------        ---------
Long-term liabilities:
Line of credit .............................             457              --              --               --              457
Long-term debt, less current portion .......         109,519              --              --               --          109,519
Other long-term liabilities ................             268              --              --               --              268
                                                   ---------        --------        --------        ---------        ---------
         Total long-term liabilities .......         110,244              --              --               --          110,244
                                                   ---------        --------        --------        ---------        ---------
Commitments and Contingencies
Shareholders' equity .......................           6,595          13,423           2,596          (15,827)           6,787
                                                   ---------        --------        --------        ---------        ---------
Less treasury shares at cost ...............            (502)             --              --               --             (502)
Less notes receivable from stock sales .....            (237)             --              --               --             (237)
                                                   ---------        --------        --------        ---------        ---------
         Total shareholders' equity ........           5,856          13,423           2,596          (15,827)           6,048
                                                   ---------        --------        --------        ---------        ---------
                                                   $ 147,053        $ 19,796        $  4,395        $ (15,827)       $ 155,417
                                                   =========        ========        ========        =========        =========

                             UNICCO SERVICE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(3) CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)


                                                                    SIX MONTHS ENDED DECEMBER 28, 1997 (UNAUDITED)
                                                                    ---------------------------------------------

                                                                                      NONGUARANTOR                    COMBINED
                                                                          GUARANTOR    SUBSIDIARY-                  CONSOLIDATED
                                                              UNICCO      AFFILIATES      UFSCC      ELIMINATIONS      TOTAL
                                                              ------      ----------      -----      ------------      -----
Cash flows relating to operating activities:
   Net income (loss) ...............................         (2,375)         (681)          19           662         (2,375)
   Net earnings from equity investment .............            666            (4)          --           662             --
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
      Amortization of intangible assets ............          1,822           493           67            --           2,382
      Amortization of debt issue costs and
      discount .....................................            417            --           --            --             417
      Depreciation and amortization ................          1,011            77           54            --           1,142
      Loss on disposals ............................             (2)           16           --            --              14
      Extraordinary loss ...........................          3,024            --           --            --           3,024
      Deferred income taxes ........................            (67)        1,297           --            --           1,230

      Changes in assets and liabilities:
        Accounts receivable ........................         (2,023)        3,663         (716)           --             924
        Unbilled receivables .......................          1,711          (997)          --            --             714
        Prepaid insurance ..........................             24            --           --            --              24
        Intercompany receivable (payable) ..........          4,551        (4,560)          89           (80)             --
        Other current assets .......................            486           260          (68)           --             678
        Other long-term assets .....................            503          (443)           0            --              60
        Cash overdraft .............................         (4,932)          395           --            --          (4,537)
        Accounts payable ...........................           (183)         (132)        (319)           --            (634)
        Accrued expenses and other
          current liabilities ......................           (852)          135         (340)           --          (1,057)
        Other long-term liabilities ................           (683)           --           --            --            (683)
                                                           --------        ------       ------           ---        --------
      Net cash provided by (used in)
        operating activities .......................          3,098          (481)      (1,214)          (80)          1,323
                                                           --------        ------       ------           ---        --------
Cash relating to investing activities:
   Due to/from affiliates ..........................            (25)           25           --            --              --
   Purchases of property and equipment .............           (519)         (159)         (59)           --            (737)
   Payments received for notes receivable
      from officers ................................            205            --           --            --             205
                                                           --------        ------       ------           ---        --------
      Net cash used in investing activities ........           (339)         (134)         (59)           --            (532)
                                                           --------        ------       ------           ---        --------
Cash flows relating to financing activities:
   Net repayment of line of credit .................        (50,130)           --           --            --         (50,130)
   Proceeds from debt ..............................        104,507            --           --            --         104,507
   Payments of debt ................................        (52,400)           --           --            --         (52,400)
   Increase in debt issuance costs .................         (4,317)           --           --            --          (4,317)
   Distribution to shareholders ....................           (400)           --           --            --            (400)
   Payment on note payable to related party ........           (282)           --           --            --            (282)
   Payment on note receivable from stock sale ......              5            --           --            --               5
                                                           --------        ------       ------           ---        --------
      Net cash provided by financing activities ....         (3,017)           --           --            --          (3,017)
                                                           --------        ------       ------           ---        --------
Effect of exchange rate changes on cash and
    cash equivalents ...............................             --            --          (20)           80             60
                                                           --------        ------       ------           ---        --------
Net decrease in cash and cash equivalents ..........           (258)         (615)      (1,293)           --          (2,166)
Cash and cash equivalents, beginning of period .....          1,998           621        1,309            --           3,928
                                                           --------        ------       ------           ---        --------
Cash and cash equivalents, end of period ...........          1,740             6           16            --           1,762
                                                           ========        ======       ======           ===        ========

                             UNICCO SERVICE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(4)   LITIGATION

     In the ordinary course of business, the Group is party to various types of litigation. The Group believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material adverse effect on the Group's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED DECEMBER 28, 1997 AND
DECEMBER 29, 1996

     Revenues. Revenues for the second quarter of fiscal 1998, which ended December 28, 1997, were $137.4 million compared to $135.2 million for the second quarter of fiscal 1997, which ended December 29, 1996, an increase of $2.2 million or 1.6%. This increase is primarily attributable to revenue increases in the Company's Commercial Strategic Business Unit ("SBU") of $4.9 million. This increase resulted from services performed under new contracts and the impact of a full year's revenue from contracts acquired in the prior year. Revenues in the Company's Canadian Division increased by $1.7 million between the comparable quarters, primarily as a result of a new contract which commenced in the last quarter of fiscal 1997. Revenues in the Company's Industrial SBU decreased $3.0 million. Revenues in the Company's Education/Government SBU decreased $.9 million. Revenues in the Company's Security SBU decreased $.5 million between the comparable periods.

     Cost of Revenues. Cost of revenues for the second quarter of fiscal 1998 were $123.2 million, or 89.7% of revenues, compared to $121.7 million, or 89.9% of revenues, for the second quarter of fiscal 1997. The decrease as a percentage of revenues was primarily due to a decrease in direct labor as a percentage of revenues. Direct labor as a percentage of revenues was 56.9% in the 1998 period, compared to 58.5% in the comparable quarter in fiscal 1997. This decrease is primarily attributable to tighter management of labor costs.

     Gross Profit. As a result of the foregoing, gross profit for the second quarter of fiscal 1998 was $14.2 million, or 10.3% of revenues, compared to $13.6 million, or 10.0% of revenues, for the comparable period in fiscal 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the second quarter of fiscal 1998 were $9.0 million, or 6.6% of revenues, compared to $7.8 million, or 5.7% of revenues, for the second quarter of fiscal 1997. The increase of $1.2 million was primarily attributable to incremental costs associated with the assimilation of the facility services business acquired from the Ogden Corporation in June 1996. The majority of these incremental costs were incurred after the second quarter of fiscal 1997. Salaries and wages increased $1.1 million as a result of the additional headcount required to support the acquired Ogden business as well as the impact of annual salary adjustments effective July 1, 1997. Additionally, office and occupancy costs increased $.4 million between the comparable periods, primarily as a result of increased computer lease costs, depreciation expense, temporary help, relocation expense and recruiting expenses. Professional fees, primarily consisting of external programming related costs, decreased $.3 million between the comparable periods as a result of the completion of the systems integration of the acquired Ogden business during the last quarter of fiscal 1997.

     Amortization of Intangible Assets. Amortization expense was $1.2 million in each of the second quarters of fiscal 1998 and fiscal 1997.

     Income from Operations. As a result of the foregoing, income from operations for the second quarter of fiscal 1998 was $4.1 million, or 2.9% of revenues, compared to $4.6 million, or 3.4% of revenues for the second quarter of fiscal 1997.

     EBITDA. As a result of the foregoing, EBITDA for the second quarter of fiscal 1998 was $5.8 million, or 4.2% of revenues, compared to $6.4 million, or 4.7% of revenues, for the second quarter of fiscal 1997. EBITDA is defined as earnings before provision for income taxes, interest expense, interest income and depreciation and amortization. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA
(i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment; (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles; (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

     Interest Expense. Interest expense for the second quarter of fiscal 1998 was $2.8 million, or 2.0% of revenues, compared to $2.9 million, or 2.2% of revenues, for the second quarter of fiscal 1997. The decrease resulted from lower borrowings under the Company's revolving credit facilities during the second quarter of fiscal 1998.

     Income Taxes. USC, Inc. and its subsidiaries elected to change to the cash basis of accounting for income tax purposes, consistent with the basis followed by UNICCO Service Company. As a result, the Company recorded deferred tax assets and liabilities of $1.3 million and $1.3 million, respectively. In addition, based upon a review of all available evidence, management recorded a valuation allowance associated with the deferred tax assets of $.9 million.

     Extraordinary Loss. During the second quarter of fiscal 1998, the Company recorded an extraordinary loss of $3.0 million, net of state tax benefit. A total of $2.0 million of the loss was attributable to the write off of unamortized deferred financing costs in connection with the refinancing of the Company's indebtedness in October 1997 (see Note 2 to the accompanying Condensed Consolidated Financial Statements). A total of $1.0 million of the extraordinary loss was attributable to the payment of $11 million in October 1997 to settle certain indebtedness incurred in connection with the June 1996 Ogden acquisition. The book value of such Note in the Company's balance sheet at the settlement date (October 17, 1997) was $10.0 million.

     Net Income (Loss). As a result of the foregoing, the net loss for the second quarter of fiscal 1998 was ($3.0) million, or (2.1)% of revenues, compared to income of $.9 million, or 7% of revenues, for the second quarter of fiscal 1997.

COMPARISON OF SIX MONTH PERIODS ENDED DECEMBER 28, 1997 AND
DECEMBER 29, 1996

     Revenues. Revenues for the six months ended December 1997 were $272.1 million compared to $263.6 million for the comparable period, an increase of $8.5 million, or 3.2%. This increase is primarily attributable to an increase of $10.7 million of revenues in the Company's Commercial SBU. This increase resulted from services performed under new contracts and the impact of a full year's revenue from contracts acquired in the prior year. Revenues in the Company's Canadian Division increased by $3.2 million between the comparable periods, primarily as a result of a new contract which commenced in the last quarter of fiscal 1997. Revenue in the Company's Industrial SBU decreased $3.2 million. Revenues in the Company's Education/Government SBU decreased $1.1 million. Revenues in the Company's Security SBU decreased $1.1 million. This decrease was primarily due to $524,000 of revenues associated with non-recurring services performed for a customer in the first quarter of fiscal 1997.

     Cost of Revenues. Cost of revenues for the six months ended December 1997 were $244.4 million, or 89.8% of revenues, compared to $237.9 million, or 90.2% of revenues, for the comparable period. The decrease is primarily due to a decrease in direct labor as a percentage of revenues. Direct labor as a percentage of revenues was 57.2% in the 1998 period, compared to 58.7% in the comparable 1997 period. This decrease is primarily attributable to tighter management of direct labor costs.

     Gross Profit. As a result of the foregoing, gross profit for the six months ended December 1997 was $27.8 million, or 10.2% of revenues, compared to $25.7 million, or 9.8% of revenues, for the comparable period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended December 1997 were $17.6 million, or 6.5% of revenues, compared to $14.1 million, or 5.3% of revenues for the comparable period. The increase of $3.5 million was primarily attributable to incremental costs associated with the Ogden acquisition. The majority of these incremental costs were incurred after the second quarter of Fiscal 1997. Salaries and wages increased $1.9 million as a result of the additional headcount required to support the acquired Ogden business as well as the impact of annual salary adjustments effective July 1, 1997. Additionally, office and occupancy costs increased $1.1 million between the comparable periods, primarily as a result of increased computer lease costs, depreciation expense, temporary help, relocation expense and recruiting expenses.

     Amortization of Intangible Assets. Amortization expense was $2.4 million in each of the six month periods of fiscal 1998 and 1997.

     Income from Operations. As a result of the foregoing, income from operations for the six months ended December 1997 was $7.8 million, or 2.9% of revenues, compared to $9.2 million, or 3.5% of revenues, for the comparable period.

     EBITDA. As a result of the foregoing, EBITDA for the six months ended December 1997 was $11.4 million, or 4.2% of revenues, compared to $12.7 million, or 4.8% of revenues, for the six months ended December 1996.

     Interest Expense. Interest expense for the six months ended December 1997 was $5.8 million, or 2.1% of revenues, compared to $5.4 million, or 2.1% of revenues, for the six months ended December 1996. The increase resulted from higher borrowings under the Company's revolving credit facilities during the first quarter of fiscal 1998 as compared to the first quarter of Fiscal 1997. Average monthly borrowings under these facilities were $51.0 million for the first quarter of 1998, as compared to $20.5 million for the comparable 1997 period.

     Income Taxes. USC, Inc. and its subsidiaries elected to change to the cash basis of accounting for income tax purposes, consistent with the basis followed by UNICCO Service Company. As a result, the Company recorded deferred tax assets and liabilities of $1.3 million and $1.3 million, respectively. In addition, based upon a review of all available evidence, management recorded a valuation allowance associated with the deferred tax assets of $.9 million.

     Extraordinary Loss. See "Comparison of Three Month Periods Ended December 28, 1997 and December 29, 1996"

     Net Income (Loss). As a result of the foregoing, net loss for the six months ended December 1997 was $(2.4) million, or (.9)% of revenue, compared to $2.2 million or .8% of revenue, for the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended December 28, 1997, the Company's cash decreased by $2.2 million. A total of $0.8 million of cash was provided by operating activities and investing activities which consisted of $1.3 million of net cash provided by operating activities and $.5 million used for investing activities. Net cash used for financing activities during the period was $3.0 million. In October 1997, the Company consummated an offering of $105 million of 9 7/8%. Senior Subordinated Notes Due 2007. Proceeds from the offering, net of bond discount and expenses, were $101.2 million. Proceeds were used to repay long-term debt of $52.4 million and outstanding borrowings under the Company's prior revolving credit facilities of $48.8 million.

     For the six months ended December 1996, $43.0 million of cash was used in operating and investing activities which consisted of $42.0 million of cash used in operating activities and $1.0 million used in investing activities. The cash used in operating activities was primarily to fund the working capital requirements related to the Ogden acquisition, which occurred on June 28, 1996. Net cash provided by financing activities during the period was $42.9 million, which primarily represented borrowings under the Company's $48 million line of credit reserve.

     Capital expenditures were $.7 million and $1.0 million, respectively, for the six month periods ended December 1997 and l996. The Company's operations do not generally require material investment in capital assets. The Company expects that its capital expenditure requirements will not increase materially in 1998.

     The Company is party to an amended revolving credit facility (the "Credit Facility") under which the Company may borrow up to $45.0 million for working capital and general corporate purposes, subject to certain conditions. The Credit Facility, the Indenture governing the Company's Senior Subordinated Notes due 2007 and the terms of the Company's other subordinated indebtedness include certain financial and operating covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, make investments and take other actions. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors.

     The Company's principal capital requirements are to service the Company's indebtedness, for working capital and, to a lesser extent, to fund capital expenditures. The Company believes that its cash flow from operations, together with its borrowing capacity under the Credit Facility, will be sufficient to meet such requirements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         NOT APPLICABLE.


GENERAL

     Certain statements contained in this report are forward-looking and represent the Company's expectations or beliefs concerning future events. The Company cautions that these and similar statements involve risks, uncertainties and assumptions relating to the operations and results of operations of the Company, competitive factors and pricing pressures, assimilation of past or future acquisitions, general economic conditions, and the acts of third parties, as well as other factors which are detailed, from time to time, in the Company's Registration Statements and periodic reports filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is not involved in any pending legal proceedings other than those arising in the ordinary course of the Company's business. Management believes that the resolution of these matters will not materially affect the Company's financial position or results of operations.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          Effective March 12, 1998, the Company exchanged $105 million aggregate principal amount of its Series B Senior Subordinated Notes due 2007 for an equal principal amount of Series A Senior Subordinated Notes due 2007. The Series B Notes were issued on the same terms as the Series A Notes, except that the Series B Notes were registered under the Securities Act of 1933 as amended.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits: 4.1 First Supplemental Indenture and Guarantee
                         27.1 Financial Data Schedule

          b.   Reports on Form 8-K:

               None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              UNICCO SERVICE COMPANY
                              ------------------------------------------------
                              Registrant


March 25, 1998                By: /s/  Steven C. Kletjian
                                  --------------------------------------------
                                  Steven C. Kletjian, President,
                                  Chief Executive Officer
                                  (Principal Executive Officer)



March 25, 1998                By: /s/  George A. Keches
                                  --------------------------------------------
                                  George A. Keches, Vice President -
                                  Finance, Chief Financial Officer, Treasurer
                                  (Principal Financial and Accounting Officer)