Form 10-Q
period 1998-03-29
UNICCO SERVICE CO
filed 1998-05-13
CIK 1050011

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

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998                  COMMISSION FILE
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

                                (617) 859 - 9100
                         (REGISTRANT'S TELEPHONE NUMBER)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           YES  X            NO
                              -----


================================================================================

                             UNICCO SERVICE COMPANY

                                    FORM 10-Q

                          QUARTER ENDED MARCH 29, 1998

                                TABLE OF CONTENTS

                                                                                                                  PAGE

PART I.   Financial Information

ITEM 1.   Financial Statements:

               Condensed Consolidated Statements of Operations for the three months and nine months ended           3
               March 29, 1998 and March 30, 1997 (unaudited)

               Condensed Consolidated Balance Sheets at March  29, 1998 (unaudited) and June 29, 1997               4

               Condensed Consolidated Statements of Cash Flows for the nine months ended March  29, 1998            5
               and March 30, 1997 (unaudited)

               Notes to Condensed Consolidated Financial Statements                                                 6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                    11

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk                                               14

PART II.  Other Information                                                                                        15

          Signatures                                                                                               16

PART I.  FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                             UNICCO SERVICE COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    ---------------------------------------------------------
                                                                    MARCH 29,       MARCH 30,       MARCH 29,       MARCH 30,
                                                                      1998             1997           1998             1997
                                                                    ---------       ---------       ---------       ---------

Service revenues ..............................................      $139,347        $134,321        $411,479        $397,892

Cost of service revenues ......................................       124,168         121,443         368,471         358,808
                                                                     --------        --------        --------        --------

   Gross profit ...............................................        15,179          12,878          43,008          39,084

Selling, general and administrative expenses ..................         9,262           8,263          26,871          22,844

Amortization of intangible assets .............................         1,206           1,190           3,588           3,571
                                                                     --------        --------        --------        --------

   Income from operations .....................................         4,711           3,425          12,549          12,669

Interest income ...............................................            56               2              62               4

Interest expense ..............................................        (2,869)         (3,082)         (8,664)         (8,480)
                                                                     --------        --------        --------        --------

   Income before provision for income taxes and
     extraordinary loss .......................................         1,898             345           3,947           4,193

Provision for income taxes ....................................           282             228           1,748           2,510
                                                                     --------        --------        --------        --------

Income before extraordinary loss ..............................         1,616             117           2,199           1,683

Extraordinary loss, net of tax benefit of $66 .................            --              --          (2,958)             --
                                                                     --------        --------        --------        --------

Net income (loss) .............................................      $  1,616        $    117        $   (759)       $  1,683
                                                                     ========        ========        ========        ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         MARCH 29,
                                                                            1998          JUNE 29,
                                                                        (UNAUDITED)         1997
                                                                        -----------       --------

ASSETS
Current assets:
  Cash and cash equivalents ........................................     $  3,950         $  3,928
  Accounts receivable, less reserves of $1,976 and $1,561 ..........       56,928           61,890
  Unbilled receivables .............................................       28,554           27,036
  Prepaid insurance ................................................          206              248
  Other current assets .............................................        2,382            3,101
                                                                         --------         --------
      Total current assets .........................................       92,020           96,203
                                                                         --------         --------
Property and equipment, at cost ....................................       13,831           11,693
  Less -- accumulated depreciation and amortization ................       (9,225)          (7,046)
                                                                         --------         --------
                                                                            4,606            4,647
                                                                         --------         --------

Notes receivable and accrued interest from officers ................          487              716
Intangible assets, net of amortization .............................       53,659           55,437
Other assets, net ..................................................        6,346            4,084
                                                                         --------         --------
                                                                         $157,118         $161,087
                                                                         ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
  Cash overdraft ...................................................     $    509         $ 11,316
  Current portion of long-term debt ................................           --            7,000
  Accounts payable .................................................        5,998            7,550
  Accrued payroll and payroll-related expenses .....................       20,257           18,514
  Deferred income taxes ............................................        3,928            2,823
  Other accrued expenses ...........................................        9,040            3,950
                                                                         --------         --------
      Total current liabilities ....................................       39,732           51,153
                                                                         --------         --------

Long-term liabilities:
  Line of credit ...................................................           --           50,587
  Long-term debt, less current portion .............................      109,531           49,278
  Note payable to officer ..........................................           --              282
  Other long-term liabilities ......................................          201              951
                                                                         --------         --------
      Total long-term liabilities ..................................      109,732          101,098
                                                                         --------         --------

Commitments and Contingencies

Shareholders' equity:
  Common shares ....................................................          378              378
  Retained earnings ................................................        8,047            9,202
  Cumulative translation adjustment ................................          (34)              --
                                                                         --------         --------
                                                                            8,391            9,580

Less:
Treasury shares at cost ............................................         (502)            (502)
Notes receivable from stock sales ..................................         (235)            (242)
                                                                         --------         --------
     Total shareholders' equity ....................................        7,654            8,836
                                                                         --------         --------
                                                                         $157,118         $161,087
                                                                         ========         ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   NINE MONTHS ENDED
                                                                               --------------------------
                                                                               MARCH  29,       MARCH 30,
                                                                                  1998            1997
                                                                               --------------------------

Cash flows relating to operating activities:
    Net income (loss) ....................................................     $   (759)        $  1,683
    Adjustments to reconcile net income (loss)
        to net cash provided by (used in) operating activities:
        Amortization of intangible assets ................................        3,588            3,571
        Amortization of debt issue costs and discount ....................          531              815
        Depreciation and amortization ....................................        1,719            1,718
        Loss on disposals ................................................          (46)              22
        Extraordinary loss ...............................................        3,024               --
        Deferred income taxes ............................................          740            1,671

    Changes in assets and liabilities:
        Accounts receivable ..............................................        5,613          (46,237)
        Unbilled receivables .............................................       (1,521)         (23,091)
        Prepaid insurance ................................................           67            2,026
        Other current assets .............................................          889           (1,263)
        Other long-term assets ...........................................          138             (783)
        Cash overdraft ...................................................      (10,807)           2,920
        Accounts payable .................................................       (1,580)           3,457
        Accrued expenses and other current liabilities ...................        6,223           16,376
        Other long-term liabilities ......................................         (750)            (521)
                                                                               --------         --------

        Net cash provided by (used in) operating activities ..............        7,069          (37,636)
                                                                               --------         --------

Cash flows relating to investing activities:
    Purchases of property and equipment, net .............................       (1,399)          (1,757)
    Payments received for notes receivable from officers .................          229               65
    Acquisition, net of acquired cash of $380 ............................       (2,220)              --
                                                                               --------         --------
        Net cash used in investing activities ............................       (3,390)          (1,692)
                                                                               --------         --------

Cash flows relating to financing activities:
    Proceeds (repayments) from line of credit ............................      (50,587)          38,716
    Proceeds from debt ...................................................      104,507            3,000
    Payments of debt .....................................................      (52,400)          (1,800)
    Increase in debt issuance costs ......................................       (4,511)              --
    Distributions to shareholders ........................................         (400)            (600)
    Payment on note payable to related party .............................         (282)              --
    Payments received for notes receivable from stock sales...............            7               --
                                                                               --------         --------
        Net cash provided by (used in) financing activities ..............       (3,666)          39,316
                                                                               --------         --------

Effect of exchange rate changes on cash and cash equivalents .............            9               --
                                                                               --------         --------

Net increase (decrease) in cash and cash equivalents .....................           22              (12)

Cash and cash equivalents, beginning of period ...........................        3,928              157
                                                                               --------         --------

Cash and cash equivalents, end of period .................................     $  3,950         $    145
                                                                               ========         ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 1998

(1) INTERIM FINANCIAL STATEMENTS

These condensed consolidated financial statements include the accounts of UNICCO Service Company ("UNICCO" or the "Company") and its wholly-owned subsidiaries for the period subsequent to October 17, 1997. Prior to that time, the financial statements were prepared on a combined basis as all entities within the consolidated group (the "Group") had been owned, managed and controlled by common shareholders (see Note 2). All significant intercompany transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial position of the Company and its subsidiaries at March 29, 1998 and the results of their operations for the three and nine month periods ended March 29, 1998 and March 30, 1997, respectively and their cash flows for the nine month periods ended March 29, 1998 and March 30, 1997.

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

Certain information in the accompanying 1997 condensed consolidated statements of operations has been reclassified to conform to the 1998 presentation.

(2) REFINANCING

On October 17, 1997, UNICCO and certain of its affiliates consummated a $105 million Senior Subordinated Note offering (the "Notes") and entered into a $45 million Amended Credit Facility. The net proceeds from the Note offering and the Amended Facility were used to repay approximately $84.8 million of indebtedness under the Group's existing credit facilities and $19.7 million of certain other indebtedness, fees and expenses incurred in connection with such financing. The Notes mature on October 15, 2007. The Notes are not redeemable prior to October 15, 2002. Thereafter, the Notes are subject to redemption at any time at the option of the issuers at redemption prices set forth in the Notes. Interest on the Notes accrues at the rate of 9 7/8% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 1998. The payment of principal and interest on the Notes is subordinated in right to the prior payment of all Senior Debt, as defined in the Indenture under which the Notes were issued.

    Upon the occurrence of a change in control, as defined, the issuers are obligated to make an offer to each holder of the Notes to repurchase all or any part of such holders' Notes at an offer price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest. The covenants under the Notes and the Amended Facility include limitations on certain sales of assets, certain payments of dividends and incurrence of debt, certain mergers and acquisitions and certain transactions with affiliates. With respect to the Amended Facility, the Company is required to maintain certain financial ratios which become more stringent over the term of the facility.

    During the second quarter of fiscal 1998, the Company recorded an extraordinary loss of $3.0 million, net of state tax benefit related to the refinancing discussed above. A total of $2.0 million of the loss was attributable to the write-off of unamortized deferred financing costs in connection with the refinancing of the Company's indebtedness in October 1997. A total of $1.0 million of the extraordinary loss was attributable to the payment of $11 million in October 1997 to settle certain indebtedness incurred in connection with the June 1996 Ogden acquisition. The book value of such indebtedness on the Company's balance sheet at the settlement date (October 17, 1997) was $10.0 million.

    In connection with the Note offering, the shareholders of UNICCO contributed their ownership interests in USC, Inc. to UNICCO. As a result, all of the operations of the Group are conducted through UNICCO and its wholly-owned subsidiaries. This transaction was accounted for in a manner similar to that in pooling of interests accounting with the assets and liabilities being recorded at their historical cost due to the exchange of stock occurring between entities under common control. Further, in connection with the contribution of ownership interests, USC, Inc. and its subsidiaries elected to change to the cash basis of accounting for income tax purposes, consistent with the basis followed by UNICCO. In connection with such change, the Company recorded deferred tax assets and liabilities of $1.3 million and $1.3 million, respectively. In addition, based upon a review of all available evidence, management recorded a valuation allowance associated with the deferred tax assets of $.9 million.

(3) CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

The Notes are guaranteed, fully, unconditionally and jointly and severally, by each of UNICCO's directly and indirectly wholly-owned domestic subsidiaries. UNICCO's wholly-owned Canadian subsidiary ("UFSCC") is not a guarantor of this debt. Separate financial statements of the guarantor subsidiaries and of UNICCO Finance Corp., a wholly-owned restricted-purpose subsidiary which is the co-issuer of the Notes, are not presented because management has determined that they would not be material to investors. However, condensed consolidating financial information as of June 29, 1997 and March 29, 1998 and the three and nine month periods ended March 29, 1998 are presented. The following presents condensed combining consolidating financial information for (i) UNICCO only,
(ii) the guarantor subsidiaries on a combined basis, (iii) the nonguarantor subsidiary - UFSCC - and (iv) the Company on a consolidated basis.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -- (IN THOUSANDS)

                                                             FOR THE THREE MONTHS ENDED MARCH  29, 1998 (UNAUDITED)
                                                      --------------------------------------------------------------------
                                                                                  NONGUARANTOR
                                                                     GUARANTOR     SUBSIDIARY-                CONSOLIDATED
                                                       UNICCO       AFFILIATES        UFSCC     ELIMINATIONS     TOTAL
                                                      ----------------------------------------  ------------  ------------

Service revenues ..............................       $104,659        $26,270        $8,418        $  --        $139,347
Cost of service revenues ......................         92,928         23,625         7,615           --         124,168
                                                      --------        -------        ------        -----        --------
  Gross profit ................................         11,731          2,645           803           --          15,179
Selling, general and administrative expenses ..          8,046            717           499           --           9,262
Amortization of intangible assets .............            916            266            24           --           1,206
                                                      --------        -------        ------        -----        --------
  Income from operations ......................          2,769          1,662           280           --           4,711
Interest income ...............................             51              1             4           --              56
Interest expense ..............................         (2,054)          (707)         (108)          --          (2,869)
                                                      --------        -------        ------        -----        --------
Income before provision for income taxes ......            766            956           176           --           1,898
Provision for income taxes ....................             54             85           143           --             282
                                                      --------        -------        ------        -----        --------
Income (Loss) before equity in net earnings
   of subsidiaries and extraordinary items ....            712            871            33           --           1,616
Equity in net earnings of subsidiaries ........            904              7             0         (911)             --
                                                      --------        -------        ------        -----        --------
Income (Loss) before extraordinary loss .......          1,616            878            33         (911)          1,616
Extraordinary loss, net of tax benefit ........             --             --             0           --              --
                                                      --------        -------        ------        -----        --------
Net income (loss) .............................       $  1,616        $   878        $   33        $(911)       $  1,616
                                                      ========        =======        ======        =====        ========

                                                             FOR THE NINE MONTHS ENDED MARCH  29, 1998 (UNAUDITED)
                                                      --------------------------------------------------------------------
                                                                                  NONGUARANTOR
                                                                     GUARANTOR     SUBSIDIARY-                CONSOLIDATED
                                                       UNICCO       AFFILIATES        UFSCC     ELIMINATIONS     TOTAL
                                                      ----------------------------------------  ------------  ------------


Service revenues ..............................       $312,003        $74,201        $25,275       $  --        $411,479
Cost of service revenues ......................        277,275         68,337         22,859          --         368,471
                                                      --------        -------        -------       -----        --------
  Gross profit ................................         34,728          5,864          2,416          --          43,008
Selling,  general and administrative expenses .         23,555          1,755          1,561          --          26,871
Amortization of intangible assets .............          2,739            759             90          --           3,588
                                                      --------        -------        -------       -----        --------
  Income from operations ......................          8,434          3,350            765          --          12,549
Interest income ...............................             57              1              4          --              62
Interest expense ..............................         (6,255)        (2,078)          (331)         --          (8,664)
                                                      --------        -------        -------       -----        --------
  Income before provision for income taxes ....          2,236          1,273            438          --           3,947
Provision for income taxes ....................            275          1,087            386          --           1,748
                                                      --------        -------        -------       -----        --------
Income (Loss) before equity in net earnings
  of subsidiaries and extraordinary items .....          1,961            186             52          --           2,199
Equity in net earnings of subsidiaries ........            238             11              0        (249)             --
                                                      --------        -------        -------       -----        --------
Income (Loss) before extraordinary loss .......          2,199            197             52        (249)          2,199
Extraordinary loss, net of tax benefit ........         (2,958)            --             --          --          (2,958)
                                                      --------        -------        -------       -----        --------
Net income (loss) .............................       $   (759)       $   197        $    52       $(249)       $   (759)
                                                      ========        =======        =======       =====        ========

CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)

                                                                                    JUNE 29, 1997
                                                        -------------------------------------------------------------------------
                                                                                     NONGUARANTOR
                                                                        GUARANTOR    SUBSIDIARY-                     CONSOLIDATED
                                                         UNICCO        AFFILIATES       UFSCC        ELIMINATIONS        TOTAL
                                                        --------       ----------    ------------    ------------    ------------

Assets
Current assets:
Cash and cash equivalents ...........................   $  1,998        $    621        $ 1,309        $     --        $  3,928
Accounts receivable, less reserve of approximately
$1,561 ..............................................     40,510          17,916          3,464              --          61,890
Unbilled receivables ................................     22,710           4,326             --              --          27,036
Intercompany receivable (payable) ...................     19,520         (17,420)        (2,100)             --              --
Prepaid insurance ...................................        237              11             --              --             248
Other current assets ................................      2,634             427             40              --           3,101
                                                        --------        --------        -------        --------        --------
         Total current assets .......................     87,609           5,881          2,713              --          96,203
                                                        --------        --------        -------        --------        --------
Property and equipment, at cost .....................     10,675             408            610              --          11,693
Less -accumulated depreciation and amortization .....     (6,784)           (134)          (128)             --          (7,046)
                                                        --------        --------        -------        --------        --------
                                                           3,891             274            482              --           4,647
                                                        --------        --------        -------        --------        --------
Due from (to) affiliates ............................     14,459            (570)            --         (13,889)             --
Investment in subsidiary ............................      2,054             546             --          (2,600)             --
Notes receivable and accrued interest from
officers, net of current portion ....................        716              --             --              --             716
Intangible assets, net of amortization ..............     40,881          12,645          1,911              --          55,437
Other assets, net ...................................      4,056               7             21              --           4,084
                                                        --------        --------        -------        --------        --------
                                                          62,166          12,628          1,932         (16,489)         60,237
                                                        --------        --------        -------        --------        --------
                                                        $153,666        $ 18,783        $ 5,127        $(16,489)       $161,087
                                                        ========        ========        =======        ========        ========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft ......................................   $ 10,840        $    476        $    --        $     --        $ 11,316
Current portion of long-term debt ...................      7,000              --             --              --           7,000
Accounts payable ....................................      5,178           1,585            787              --           7,550
Accrued payroll and payroll-related expenses ........     14,507           2,379          1,628              --          18,514
Deferred income taxes ...............................      2,823              --             --              --           2,823
Other accrued expenses ..............................      3,593             240            117              --           3,950
                                                        --------        --------        -------        --------        --------
         Total current liabilities ..................     43,941           4,680          2,532              --          51,153
                                                        --------        --------        -------        --------        --------

Long-term liabilities:
Line of credit ......................................     50,587              --             --              --          50,587
Long-term debt, less current portion ................     49,278              --             --              --          49,278
Note payable to officer .............................        282              --             --              --             282
Other long-term liabilities .........................        951              --             --              --             951
                                                        --------        --------        -------        --------        --------
         Total long-term liabilities ................    101,098              --             --              --         101,098
                                                        --------        --------        -------        --------        --------

Commitments and Contingencies
Shareholders' equity ................................      9,371          14,103          2,595         (16,489)          9,580
Less treasury shares at cost ........................       (502)             --             --              --            (502)
Less notes receivable from stock sales ..............       (242)             --             --              --            (242)
                                                        --------        --------        -------        --------        --------
         Total shareholders' equity .................      8,627          14,103          2,595         (16,489)          8,836
                                                        --------        --------        -------        --------        --------
                                                        $153,666        $ 18,783        $ 5,127        $(16,489)       $161,087
                                                        ========        ========        =======        ========        ========

CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)

                                                                              MARCH 29, 1998 (UNAUDITED)
                                                        -------------------------------------------------------------------------
                                                                                     NONGUARANTOR
                                                                        GUARANTOR    SUBSIDIARY-                     CONSOLIDATED
                                                         UNICCO        AFFILIATES       UFSCC        ELIMINATIONS        TOTAL
                                                        --------       ----------    ------------    ------------    ------------

Assets
Current assets:
Cash and cash equivalents .........................     $  2,767        $      8        $ 2,013        $   (838)       $  3,950
Accounts receivable, less reserve of approximately
$1,976 ............................................       39,218          14,989          2,721              --          56,928
Unbilled receivables ..............................       20,614           7,471            469              --          28,554
Intercompany receivable (payable) .................       15,326         (13,167)        (2,159)             --              --
Prepaid insurance .................................          182              24             --              --             206
Other current assets ..............................        2,053             182            147              --           2,382
                                                        --------        --------        -------        --------        --------
         Total current assets .....................       80,160           9,507          3,191            (838)         92,020
                                                        --------        --------        -------        --------        --------
Property and equipment, at cost ...................       11,612           1,564            655              --          13,831
Less -accumulated depreciation and amortization ...       (8,081)           (935)          (209)             --          (9,225)
                                                        --------        --------        -------        --------        --------
                                                           3,531             629            446              --           4,606
                                                        --------        --------        -------        --------        --------
Due from (to) affiliates ..........................       14,496            (608)            --         (13,888)             --
Investment in subsidiary ..........................        4,892             557             --          (5,449)             --
Notes receivable and accrued interest from
  officers, net of amortization ...................          487              --             --              --             487
Intangible assets, net of amortization ............       38,142          13,695          1,822              --          53,659
Other assets, net .................................        5,834             492             20              --           6,346
                                                        --------        --------        -------        --------        --------
                                                        $147,542        $ 24,272        $ 5,479        $(20,175)       $157,118
                                                        ========        ========        =======        ========        ========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft ....................................     $     --        $  1,347        $    --        $   (838)       $    509
Accounts payable ..................................        3,627           1,330          1,041              --           5,998
Accrued payroll and  payroll-related expenses .....       15,947           2,666          1,644              --          20,257
Deferred income taxes .............................        2,413           1,515             --              --           3,928
Other accrued expenses ............................        8,349             514            177              --           9,040
                                                        --------        --------        -------        --------        --------
         Total current liabilities ................       30,336           7,372          2,862            (838)         39,732
                                                        --------        --------        -------        --------        --------
Long-term liabilities:
Line of credit ....................................           --              --             --              --              --
Long-term debt, less current portion ..............      109,531              --             --              --         109,531
Other long-term liabilities .......................          201              --             --              --             201
                                                        --------        --------        -------        --------        --------
         Total long-term liabilities ..............      109,732              --             --              --         109,732
                                                        --------        --------        -------        --------        --------
Commitments and Contingencies

Shareholders' equity ..............................        8,211          16,900          2,617         (19,337)          8,391
Less treasury shares at cost ......................         (502)             --             --              --            (502)
Less notes receivable from stock sales ............         (235)             --             --              --            (235)
                                                        --------        --------        -------        --------        --------
         Total shareholders' equity ...............        7,474          16,900          2,617         (19,337)          7,654
                                                        --------        --------        -------        --------        --------
                                                        $147,542        $ 24,272        $ 5,479        $(20,175)       $157,118
                                                        ========        ========        =======        ========        ========
---------------------------------------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)

                                                                     NINE MONTHS ENDED MARCH 29, 1998 (UNAUDITED)
                                                        ------------------------------------------------------------------------
                                                                                    NONGUARANTOR
                                                                       GUARANTOR    SUBSIDIARY-                    CONSOLIDATED
                                                         UNICCO       AFFILIATES       UFSCC       ELIMINATIONS        TOTAL
                                                        --------      ----------    ------------   ------------    ------------

Cash flows relating to operating activities:
   Net income (loss) .................................     (759)          197             52           (249)            (759)
   Net earnings from equity investment ...............     (238)          (11)            --            249               --
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
      Amortization of intangible assets ..............    2,739           759             90             --            3,588
      Amortization of debt issue costs and discount ..      531            --             --             --              531
      Depreciation and amortization ..................    1,489           145             85             --            1,719
      Loss on disposals ..............................      (33)          (13)            --             --              (46)
      Extraordinary loss .............................    3,024            --             --             --            3,024
      Deferred income taxes ..........................     (256)          996             --             --              740

      Changes in assets and liabilities:
        Accounts receivable ..........................    1,292         3,668            653             --            5,613
        Unbilled receivables .........................    2,096        (3,145)          (472)            --           (1,521)
        Prepaid insurance ............................       55            12             --             --               67
        Intercompany receivable (payable) ............    4,207        (4,265)            97            (39)              --
        Other current assets .........................      581           417           (109)            --              889
        Other long-term assets .......................      167           (29)            --             --              138
        Cash overdraft ...............................  (10,840)          871             --           (838)         (10,807)
        Accounts payable .............................   (1,551)         (307)           278             --           (1,580)
        Accrued expenses and other current
          liabilities ................................    6,196           (95)           122             --            6,223
        Other long-term liabilities ..................     (750)           --             --             --             (750)
                                                        -------        ------          -----           ----          -------
      Net cash provided by (used in) operating
        activities ...................................    7,950          (800)           796           (877)           7,069
                                                        -------        ------          -----           ----          -------

Cash relating to investing activities:
   Due to/from affiliates ............................      (37)           37             --             --               --
   Purchases of property and equipment, net ..........   (1,107)         (230)           (62)            --           (1,399)
   Payments received for notes receivable from
      officers .......................................      229            --             --             --              229
   Acquisition, including cash acquired ..............   (2,600)          380             --             --           (2,220)
                                                        -------        ------          -----           ----          -------
      Net cash provided by (used in) investing
        activities ...................................   (3,515)          187            (62)            --           (3,390)
                                                        -------        ------          -----           ----          -------

Cash flows relating to financing activities:
   Proceeds (repayments) of line of credit ...........  (50,587)           --             --             --          (50,587)
   Proceeds from debt ................................  104,507            --             --             --          104,507
   Payments of debt ..................................  (52,400)           --             --             --          (52,400)
   Increase in debt issuance costs ...................   (4,511)           --             --             --           (4,511)
   Distribution to shareholders ......................     (400)           --             --             --             (400)
   Payment on note payable to related party ..........     (282)           --             --             --             (282)
   Payments received for notes receivable from stock
    sales.............................................        7            --             --             --                7
                                                        -------        ------          -----           ----          -------
      Net cash used in financing activities ..........   (3,666)           --             --             --           (3,666)
                                                        -------        ------          -----           ----          -------

Effect of exchange rate changes on cash and
   cash equivalents ..................................       --            --            (30)            39                9
                                                        -------        ------          -----           ----          -------
Net increase (decrease) in cash and cash equivalents..      769          (613)           704           (838)              22
Cash and cash equivalents, beginning of period .......    1,998           621          1,309             --            3,928
                                                        -------        ------          -----           ----          -------
Cash and cash equivalents, end of period .............    2,767             8          2,013           (838)           3,950
                                                        =======        ======          =====           ====          =======

(4) LITIGATION

     In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material adverse effect on the Company's financial position or results of operations.

(5) ACQUISITION

     Effective February 1, 1998, the Company acquired 100% of the outstanding common stock of American Building Services, Inc. ("ABS"). The acquisition was accounted for as a purchase, and accordingly, the operations of ABS are included in the accompanying financial statements from the effective date. The ABS acquisition is not material to the Company's operations and the purchase price has been allocated on a preliminary basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During the third quarter of fiscal 1998, the Company began to report revenues and expenses based upon its regional operations. Revenue comparisons for the period presented are based upon these classifications. The Company's regional operations include Northeast, Eastern, Southeast, Southwest, Midwest, Canada and Hawaii.

COMPARISON OF THREE MONTH PERIODS ENDED MARCH 29, 1998 AND MARCH 30, 1997

     REVENUES Revenues for the third quarter of fiscal 1998, which ended March 29, 1998, were $139.3 million compared to $134.3 million for the third quarter of fiscal 1997, which ended March 30, 1997, an increase of $5.0 million or 3.7%. This increase was primarily attributable to revenue increases in the Company's Eastern Region ($3.5 million), Midwest Region ($1.8 million) and Canadian Region ($1.6 million). Such increases resulted from services performed under new contracts and the impact of a full year's revenue from contracts acquired in the prior year. These increases were partially offset by a $1.9 million revenue decrease associated with the loss of a contract in May 1997 which generated revenues in all of the Company's regions, excluding Canada.

     COST OF REVENUES Cost of revenues for the third quarter of fiscal 1998 were $124.2 million, or 89.2% of revenues, compared to $121.4 million, or 90.4% of revenues, for the third quarter of fiscal 1997. This improvement was primarily due to a decrease in direct labor as a percentage of revenues as well as favorable trends in insurance costs. Direct labor as a percentage of revenues was 56.4% in the 1998 period, compared to 58.9% in the comparable quarter in fiscal 1997. This improvement was primarily attributable to tighter management of labor costs.

     GROSS PROFIT As a result of the foregoing, gross profit for the third quarter of fiscal 1998 was $15.2 million, or 10.9% of revenues, compared to $12.9 million, or 9.6% of revenues, for the comparable period in fiscal 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the third quarter of fiscal 1998 were $9.3 million, or 6.7% of revenues, compared to $8.3 million, or 6.2% of revenues, for the third quarter of fiscal 1997. The increase of $1.0 million was primarily attributable to incremental costs associated with the assimilation of the facility services business acquired from Ogden Corporation ("Ogden") in June 1996. Salaries and wages and payroll-related costs increased $1.0 million as a result of the additional headcount required to support the acquired Ogden business as well as the impact of annual salary adjustments effective July 1, 1997. Additionally, office and occupancy costs increased $.5 million between the comparable periods, primarily as a result of increased computer lease costs, depreciation expense, temporary help, relocation expense and recruiting expenses. Professional fees, primarily consisting of external programming related costs, decreased $.5 million between the comparable periods as a result of the completion of the systems integration of the acquired Ogden business during the last quarter of fiscal 1997.

     AMORTIZATION OF INTANGIBLE ASSETS Amortization expense was $1.2 million in the third quarter of fiscal 1998 and fiscal 1997.

     INCOME FROM OPERATIONS As a result of the foregoing, income from operations for the third quarter of fiscal 1998 was $4.7 million, or 3.4% of revenues, compared to $3.4 million, or 2.6% of revenues for the third quarter of fiscal 1997.

     EBITDA As a result of the foregoing, EBITDA for the third quarter of fiscal 1998 was $6.5 million, or 4.7% of revenues, compared to $5.2 million, or 3.9% of revenues, for the third quarter of fiscal 1997. EBITDA is defined as earnings before provision for income taxes, interest expense, interest income and depreciation and amortization. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment; (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles; (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

     INTEREST EXPENSE Interest expense for the third quarter of fiscal 1998 was $2.9 million, or 2.1% of revenues, compared to $3.1 million, or 2.3% of revenues, for the third quarter of fiscal 1997. The decrease resulted from lower outstanding indebtedness during the third quarter of fiscal 1998.

     INCOME TAXES Provision for income taxes for the third quarter of fiscal 1998 was $0.3 million, or 14.9% of income before provision for income taxes and extraordinary items, compared to $0.2 million, or 66.1% of income before provision for income taxes and extraordinary items, for the third quarter of fiscal 1997. The higher effective tax rate in the third quarter of fiscal 1997 resulted from the significant growth in the working capital of the Ogden operations acquired at the end of fiscal 1996 and the Company's previous election to be a cash basis taxpayer.

     NET INCOME (LOSS) As a result of the foregoing, net income for the third quarter of fiscal 1998 was $1.6 million, or 1.2% of revenues, compared to net income of $.1 million, or .1% of revenues, for the third quarter of fiscal 1997.

COMPARISON OF NINE MONTH PERIODS ENDED MARCH 29, 1998 AND MARCH 30, 1997

     REVENUES Revenues for the nine months ended March 1998 were $411.5 million compared to $397.9 million for the comparable period of 1997, an increase of $13.6 million, or 3.4%. This increase was primarily attributable to revenue increases in the Eastern Region ($8.0 million), the Canadian Region ($4.8 million), the Southwest Region ($2.2 million), Southeast Region ($1.5 million), Northeast Region ($1.4 million), Midwest Region ($1.3 million) and Hawaii ($.4 million). Such increases resulted from services performed under new contracts and the impact of a full year's revenue from contracts acquired in the prior year. These increases were partially offset by a $4.0 million revenue decrease associated with the loss of a contract in May 1997 which generated revenues in all of the Company's regions, excluding Canada and a decrease in revenues in the Security Division of ($2.0 million) which was primarily due to revenues generated from significant one time work for a customer in 1997 of approximately $1.4 million.

     COST OF REVENUES Cost of revenues for the nine months ended March 1998 were $368.5 million, or 89.6% of revenues, compared to $358.8 million, or 90.2% of revenues, for the comparable period. This improvement was primarily due to a decrease in direct labor as a percentage of revenues as well as favorable trends in insurance costs. Direct labor as a percentage of revenues was 56.9% in the 1998 period, compared to 58.8% in the comparable 1997 period. This improvement was primarily attributable to tighter management of direct labor costs.

     GROSS PROFIT As a result of the foregoing, gross profit for the nine months ended March 1998 was $43.0 million, or 10.5% of revenues, compared to $39.1 million, or 9.8% of revenues, for the comparable period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the nine months ended March 1998 were $26.9 million, or 6.5% of revenues, compared to $22.8 million, or 5.7% of revenues for the comparable period. The increase of $4.1 million was primarily attributable to incremental costs associated with the Ogden acquisition. The majority of these incremental costs were incurred after the second quarter of fiscal 1997. Salaries and wages increased $2.3 million as a result of the additional headcount required to support the acquired Ogden business as well as the impact of annual salary adjustments effective July 1, 1997. Additionally, office and occupancy costs increased $1.7 million between the comparable periods, primarily as a result of increased computer lease costs, depreciation expense, temporary help, relocation expense and recruiting expenses.

     AMORTIZATION OF INTANGIBLE ASSETS Amortization expense was $3.6 million in each of the nine month periods of fiscal 1998 and 1997.

     INCOME FROM OPERATIONS As a result of the foregoing, income from operations for the nine months ended March 1998 was $12.5 million, or 3.0% of revenues, compared to $12.7 million, or 3.2% of revenues, for the comparable period.

     EBITDA As a result of the foregoing, EBITDA for the nine months ended March 1998 was $17.9 million, or 4.3% of revenues, compared to $18.0 million, or 4.5% of revenues, for the nine months ended March 1997.

     INTEREST EXPENSE Interest expense for the nine months ended March 1998 was $8.7 million, or 2.1% of revenues, compared to $8.5 million, or 2.1% of revenues, for the nine months ended March 1997. The increase resulted from higher borrowings under the Company's revolving credit facilities during the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. Average monthly borrowings under these facilities were $51.0 million for the first quarter of 1998, as compared to $20.5 million for the comparable 1997 period.

     INCOME TAXES In October 1997, USC, Inc. and its subsidiaries elected to change to the cash basis of accounting for income tax purposes, consistent with the basis followed by UNICCO Service Company. As a result, the Company recorded deferred tax assets and liabilities of $1.3 million and $1.3 million, respectively. In addition, based upon a review of all available evidence, management recorded a valuation allowance associated with the deferred tax assets of $.9 million.

     EXTRAORDINARY LOSS During the second quarter of fiscal 1998, the Company recorded an extraordinary loss of $3.0 million, net of state tax benefit. A total of $2.0 million of the loss was attributable to the write-off of unamortized deferred financing costs in connection with the refinancing of the Company's indebtedness in October 1997 (see Note 2 to the accompanying Condensed Consolidated Financial Statements). A total of $1.0 million of the extraordinary loss was attributable to the payment of $11 million in October 1997 to settle certain indebtedness incurred in connection with the June 1996 Ogden acquisition. The book value of such indebtedness on the Company's balance sheet at the settlement date (October 17, 1997) was $10.0 million.

     NET INCOME (LOSS) As a result of the foregoing, net loss for the nine months ended March 1998 was $.8 million, or .2% of revenue, compared to net income of $1.7 million or .4% of revenue, for the comparable period of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended March 29, 1998, the Company's cash balance did not materially change. A total of $3.7 million of cash was provided by operating activities and investing activities which consisted of $7.1 million of net cash provided by operating activities and $3.4 million used for investing activities. Investing activities included cash of $2.2 million for an acquisition in February 1998. Net cash used in financing activities during the period was $3.7 million. In October 1997, the Company consummated an offering of $105 million of 9 7/8%. Senior Subordinated Notes due 2007. Proceeds from the offering, net of bond discount and expenses, were $101.2 million. Proceeds were used to repay long-term debt of $52.4 million and outstanding borrowings under the Company's prior revolving credit facilities of $48.8 million.

     For the nine months ended March 1997, $39.3 million of cash was used in operating and investing activities which consisted of $37.6 million of cash used in operating activities and $1.7 million used in investing activities. The cash used in operating activities was primarily to fund the working capital requirements related to the Ogden acquisition, which occurred on June 28, 1996. Net cash provided by financing activities during the period was $39.3 million, which primarily represented borrowings under the Company's $48 million line of credit.

     Capital expenditures were $1.4 million and $1.8 million, respectively, for the nine month periods ended March 1998 and l997. The Company's operations do not generally require material investment in capital assets. The Company expects that its capital expenditure requirements will not increase materially during the fourth quarter of fiscal 1998.

     The Company is party to an amended revolving credit facility (the "Credit Facility") under which the Company may borrow up to $45.0 million for working capital and general corporate purposes, subject to certain conditions. There were no borrowings under the Credit Facility as of March 29, 1998. The Credit Facility, the Indenture governing the Company's Senior Subordinated Notes due 2007 and the terms of the Company's other subordinated indebtedness include certain financial and operating covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, make investments and take other actions. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors.

     The Company's principal capital requirements are to service the Company's indebtedness, for working capital and, to a lesser extent, to fund capital expenditures. The Company believes that its cash flow from operations, together with its borrowing capacity under the Credit Facility, will be sufficient to meet such requirements as they now exist.

GENERAL

     Certain statements contained in this report are forward-looking and represent the Company's expectations or beliefs concerning future events. Without limiting the foregoing, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that these and similar statements involve risks, uncertainties and assumptions that could cause actual results or events to differ materially from those described in such forward-looking statements. Factors which could cause such differences include the Company's degree of leverage, restrictions in the Company's debt agreements, dependence on key personnel, the short-term nature of the Company's contracts, potential environmental or other liabilities, competitive factors and pricing pressures, assimilation of past or future acquisitions, general economic conditions and the acts of third parties, as well as other factors which are described, from time to time, in the Company's Registration Statement on Form S-4 (file no. 333-424407), and periodic reports filed with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not involved in any pending legal proceedings other than those arising in the ordinary course of the Company's business. Management believes that the resolution of these matters will not materially affect the Company's financial position or results of operations (see Note 4 to the accompanying Condensed Consolidated Financial Statements).

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The use of proceeds from the Company's offering of Senior Subordinated Notes due 2007 in October 1997 is described in Part I, Item 2 above. There were no proceeds to the Company in the exchange offer described in response to Part II, Item 5 below.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Effective March 12, 1998, the Company exchanged $105 million aggregate principal amount of its Series B Senior Subordinated Notes due 2007 for an equal principal amount of Series A Senior Subordinated Notes due 2007. The Series B Notes were issued on the same terms as the Series A Notes, except that the Series B Notes were registered under the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.    Exhibits

               27.1 Financial Data Schedule

         b.    Reports on Form 8-K:

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              UNICCO SERVICE COMPANY
                              --------------------------------------------------
                              Registrant


May 13, 1998                  By: /s/ Steven C. Kletjian
                                  ----------------------------------------------
                                  Steven C. Kletjian, President,
                                  Chief Executive Officer
                                  (Principal Executive Officer)


May 13, 1998                  By: /s/ George A. Keches
                                  ----------------------------------------------
                                  George A. Keches, Vice President -
                                  Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)