Form 10-K405
period 1998-06-28
UNICCO SERVICE CO
filed 1998-10-01
CIK 1050011

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 28, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER 333-42407

                                 ---------------

                             UNICCO SERVICE COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MASSACHUSETTS                                      04-2872501
    (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NUMBER)

          FOUR COPLEY PLACE                                       02116
        BOSTON, MASSACHUSETTS                                   (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 859-9100

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                                 NOT APPLICABLE
                                (TITLE OF CLASS)

                                 --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                 ---------------

                       DOCUMENTS INCORPORATED BY REFERENCE

NOT APPLICABLE

================================================================================

                             UNICCO SERVICE COMPANY

                                    FORM 10-K

                         FISCAL YEAR ENDED JUNE 28, 1998

                                TABLE OF CONTENTS

ITEM                                 PART I                                 PAGE

1.     Business........................................................       3
2.     Properties......................................................       6
3.     Legal Proceedings...............................................       7
4.     Submission of Matters to a Vote of Security Holders.............       7

                                     PART II

5.     Market for Registrant's Common Equity and Related Stockholder
       Matters.........................................................       7
6.     Selected Financial Data.........................................       8
7.     Management's Discussion and Analysis of Financial Condition
       and Results of Operations.......................................       9
7A.    Quantitative and Qualitative Disclosures About Market Risk......      15
8.     Financial Statements and Supplementary Data.....................      16
9.     Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure........................................      40

                                    PART III

10.    Directors and Executive Officers of the Registrant..............      41
11.    Executive Compensation..........................................      43
12.    Security Ownership of Certain Beneficial Owners and
       Management......................................................      44
13.    Certain Relationships and Related Transactions..................      45

                                     PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on
       Form 8-K........................................................      46
       Signatures......................................................      48

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Report, particularly in Items 1, 2, 3 and 7 hereof, are forward-looking and represent the Company's expectations or beliefs concerning future events. Without limiting the foregoing, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that these and similar statements are subject to risks, uncertainties and assumptions that could cause actual results or events to differ materially from those described in such forward-looking statements. Factors which could cause such differences include the Company's degree of leverage, restrictions in the Company's debt agreements, dependence on key personnel, the short-term nature of the Company's contracts, potential environmental or other liabilities, competitive factors and pricing pressures, wage and insurance rates, assimilation of past or future acquisitions, general economic conditions and acts of third parties, as well as other factors which are described in the Company's Registration Statement on Form S-4 (File No. 333-42407), and from time to time in the Company's periodic reports, filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

     UNICCO Service Company ("UNICCO" and, together with its subsidiaries on a consolidated basis, the "Company") provides integrated facilities services to a broad base of industrial, commercial and institutional clients throughout the United States and Canada. The Company offers an extensive array of commercial, operational and administrative services to its customers, providing a single source solution for those services that can be cost-effectively outsourced. Services offered by the Company include industrial and mechanical engineering, plant operations, custodial and maintenance services, and administrative services. UNICCO was founded as a Massachusetts corporation in 1949, and was reorganized as a Massachusetts business trust in 1988. UNICCO is a subchapter S company for federal and certain state income tax purposes.

     In June, 1996, the Company consummated the strategic acquisition (the "Ogden Acquisition") of the Allied Facilities Services business of Ogden Corporation ("Ogden"). The Ogden Acquisition expanded the Company's geographic range to cover most of the United States and Canada. The purchase price for the Ogden Acquisition was approximately $62 million, of which $50 million was paid in cash and $12 million was paid in the form of a subordinated promissory note (the "Ogden Note").

     In October 1997, the Company consummated a $105 million Senior Subordinated Notes offering (the "Notes Offering") and entered into a $45 million Amended and Restated Revolving Credit Agreement (the "Credit Facility"). The net proceeds from the Notes Offering and the Credit Facility were used to repay approximately $84.8 million of indebtedness under the Company's existing credit facilities and $19.7 million to pay certain other indebtedness, fees and expenses incurred in connection with such financing.

     In the fourth quarter of fiscal 1998, the Company's management and Advisory Board approved a plan to divest the Company's security business, which it acquired as part of the Ogden Acquisition.

     The Company's fiscal year ends on the last Sunday in June of each year. References herein to "fiscal 1998" refer to the Company's fiscal year ended June 28, 1998.

GENERAL

     UNICCO offers a range of integrated facilities management and support services relating to the operation and maintenance of buildings and plants. These services are designed to optimize the facility's operating efficiency while relieving the Company's customers from the management and personnel burdens associated with non-core functions.

     The Company's building operation and maintenance services include traditional custodial functions such as janitorial and housekeeping services, and mechanical and plant maintenance, which are provided to customers across the Company's various market sectors. In connection with the Company's total facility management concept, the Company provides additional contract building services in the areas of grounds maintenance, utility operations, energy management, recycling, snow removal and building systems controls.

     The Company also supplies certain facility support services and a combination of manufacturing and administrative support functions to its customers. The Company has partnered with a number of organizations in supplying process management and staffing in the areas of production support, warehousing, distribution, shipping and receiving, preventive and predictive maintenance of manufacturing equipment, vehicle maintenance, waste water treatment and chemical distribution systems maintenance and reprographic and mailroom operations support.

     The Company also selects, manages and integrates services provided by third parties into the Company's overall portfolio of services. For example, the Company is able to provide sub-contracted services in areas such as facility renovation, facility planning, space design and office relocation to relieve its customers of individually searching for and contracting with suppliers of these services.

     The Company's corporate operations are headquartered in Boston, Massachusetts. The Company's customer service functions are organized by geographic regions under a system of regional managers.

SERVICES

     The Company's principal service offerings are listed by category below.

Engineering:
- -  Mechanical Engineering                      -  Energy Management
- -  Planning/Scheduling                         -  Space Planning
- -  Power Generation Management                 -  CAD Services
- -  Plant Engineering                           -  CMMS Programs
                                               -  Environmental

Commercial Services:
- -  Janitorial/Housekeeping                     -  Window Washing
- -  Recycling                                   -  Pest Control
- -  Relamping Services                          -  Specialty Cleaning
- -  Porter/Matron Services                      -  Clean Rooms/High Tech
- -  Snow Removal                                -  Sterile Environment
- -  Landscaping/Grounds
   Maintenance

Operations & Maintenance:

- -  Facility Management/Repair                  -  Distribution Management
- -  Production Equipment Maintenance/Repair     -  Waste Management
- -  Warehouse Services and Inventory Control    -  Elevator/Escalator Maintenance
- -  Utility Program Operation                   -  Fleet Maintenance
- -  Shipping/Receiving Services                 -  Roof Repair
- -  Construction Project Management             -  Telecommunications

Administration:

- -  Subcontract Administration                  -  Audio/Visual Services
- -  Materials Procurement                       -  Secretarial/Clerical Services
- -  Reprographics/Copy Center                   -  Service Call Desk
- -  Mail Distribution                           -  Switchboard/Reception

CUSTOMERS

     The Company has approximately 900 active customer accounts, including several of the Fortune 500 companies, operating in a wide variety of business sectors including commercial real estate, banking, insurance, consumer products, automotive and heavy equipment manufacturing, pharmaceuticals, telecommunications, high technology, aerospace, defense contracting and chemical manufacturing. In addition, the Company provides services to government agencies, colleges and universities and other organizations and institutions such as museums and sports facilities.

     The Company's revenue stream is diverse, with no single customer accounting for more than 4% of the Company's revenues in fiscal 1998. The Company services customers in over 40 states, including Hawaii, and each of the Canadian provinces. The Company has enjoyed a long-term relationship with many of its largest customers.

CONTRACTS

    The Company's business is generally conducted under written contracts with its customers. Contracts vary in type and duration, with a majority having a term of one to three years, often with automatic renewal clauses unless either party elects to terminate. Most of the Company's contracts are subject to termination without penalty at the option of the customer, or by either the Company or the customer, upon 30 to 90 days' notice.

    The Company structures its service contracts under three principal methods: fixed price, cost plus fixed fee and hourly billing. All contracts are based upon a defined scope and frequency of services to be provided. Under fixed price contracts, which currently account for approximately 37% of the Company's revenues, the customer agrees to a fixed dollar amount for all labor and non-labor costs. Cost plus fixed fee contracts, which currently account for approximately 48% of the Company's revenues, provide for the customer to be billed for labor and non-labor costs, allocated overhead and a negotiated fee based upon these costs. Modified cost plus contracts, which currently account for approximately 15% of the Company's revenues, primarily provide for actual hours worked to be billed at pre-determined hourly rates. In certain instances, modifications to the cost plus fixed fee contracts are structured to include an incentive fee or shared cost savings based upon operating efficiencies obtained.

    Certain of the Company's contracts, particularly government contracts, require the Company to post a performance bond and/or payment bond as a condition of the contract award.

INDUSTRY AND COMPETITION

     Over the last several years, a trend towards outsourcing of non-core business functions has transformed the traditional facility services industry. The larger facility services companies have expanded beyond providing traditional cleaning services for commercial property managers and large corporations to performing higher value added services for companies in the industrial, manufacturing, education and healthcare sectors.

     The facility services industry is characterized by a combination of a small number of large national organizations, none of which has a dominant market share, as well as numerous smaller companies providing a narrow range of services in a limited geographic area. While the Company operates throughout the United States and Canada, its services are delivered at the local level and as a result it competes with both national organizations as well as the smaller contractors. There are many firms that provide traditional cleaning services, principally in the Company's commercial market sector, on either a regional basis or limited to a small number of geographically proximate cities or contiguous states. In addition, the Company faces competition from large national firms that have branch offices or operating locations in major cities established to service the local business community.

     In the broader market for providing bundled facility management services to customers or for multi-site/multi-function contracts, as well as outsourced manufacturing and administrative support services, the Company competes primarily against large national firms. ABM Industries, Aramark, Fluor Corp., ISS-International Service Systems, Johnson Controls, Marriott Corporation, Pinkerton and Service Master, among others, all supply similar services to customers in the Company's principal market sectors. These organizations generally have substantially greater financial and marketing resources than the Company.

     The Company believes that the principal competitive factors in the market segments in which it operates are quality of service, cost, capability to provide a broad range of fully integrated services, geographic scale of operations and the ability to establish and maintain long-term customer relationships. The Company believes that it competes favorably with respect to each of these factors.

EMPLOYEES

     The Company employs over 19,000 employees of which approximately 54% are full time and approximately 46% are part-time. Approximately 41% of the Company's work force is unionized under more than 170 different union contracts. The Company has not experienced any strikes or work stoppages, and management generally considers its relationships with its employees and its unions to be satisfactory.

ITEM 2.  PROPERTIES

     The following table sets forth the Company's principal office facilities throughout North America. The Company also has a number of smaller offices in other cities, all of which are leased. The majority of the Company's employees are engaged in providing services directly to customers at the customers' facilities. Accordingly, the Company does not consider any of these locations to be material to its operations as a whole.

                                                 NO. OF        LEASE
         LOCATION                             SQUARE FEET    EXPIRATION
         --------                             -----------    ----------
         Arlington, Virginia...................   4,555         1999
         Boston, Massachusetts(1)..............  23,555         2001
         Boston, Massachusetts.................  12,800         2002
         Chicago, Illinois.....................   7,801         2003
         Fairfax, Virginia.....................   4,880         1999
         Hauppauge, New York...................   3,500         2002
         Farmington Hills, Michigan (2)........   6,165           --
         Honolulu, Hawaii......................   3,500         2005
         Oklahoma City, Oklahoma...............  14,624         2001
         Pine Brook, New Jersey................  12,850         2002
         Somerville, Massachusetts.............   3,521         2001
         Toronto, Ontario......................   7,121         1999
         Dayton, Ohio..........................   5,000         1999
         Chelsea, Massachusetts................  10,400         2006

(1)  This location serves as the Company's corporate headquarters.

(2)  This location is occupied under a month-to-month tenancy.

     The following locations are leased by the Company on behalf of a customer. The Company is fully reimbursed by the customer for all rental expenses under the lease. The lease is assignable to the customer if the Company's services are terminated.

                                                 NO. OF        LEASE
         LOCATION                             SQUARE FEET    EXPIRATION
         --------                             -----------    ----------
         Niagara Falls, Ontario...............   80,000         2001
         Terre Haute, Indiana.................  129,600         2002

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in numerous pending legal proceedings, primarily employment and labor relations matters, arising in the ordinary course of the Company's business. Management believes that the resolution of these matters will not materially affect the Company's financial condition, results of operations or its cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company is privately-owned and there is no public trading market for the Company's equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data as of and for each of the five years in the period ended June 28, 1998 have been derived from, and are qualified by reference to, the Consolidated Financial Statements of the Company. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere herein.

                                                                           FOR THE YEARS ENDED
                                                 --------------------------------------------------------------------------
                                                 JUNE 26,        JUNE 25,        JUNE 30,         JUNE 29,         JUNE 28,
                                                   1994            1995           1996(1)           1997             1998
                                                 --------        --------        --------         --------         --------
                                                                          (DOLLARS IN THOUSANDS)
Statement of Income Data:
Revenues .................................       $77,797         $88,095         $ 98,315         $471,869         $491,014
Cost of revenues .........................        64,866          74,695           84,244          421,487          436,599
                                                 -------         -------         --------         --------         --------
  Gross profit ...........................        12,931          13,400           14,071           50,382           54,415
Selling, general and
  administrative expenses ................         9,918          10,204           11,492           31,651           35,827
Amortization of intangible
  assets .................................           558             535              551            4,151            4,208
                                                 -------         -------         --------         --------         --------
  Income from operations .................         2,455           2,661            2,028           14,580           14,380
Interest income ..........................            68             107               85               66              201
Interest expense .........................          (110)            (80)            (178)         (11,491)         (11,631)
                                                 -------         -------         --------         --------         --------
  Income from continuing
  operations before income
  taxes ..................................         2,413           2,688            1,935            3,155            2,950
Provision for income taxes(2) ............           205             214              189            2,328              646
                                                 -------         -------         --------         --------         --------
Income from continuing
operations ...............................         2,208           2,474            1,746              827            2,304
Discontinued operations:
  Income from discontinued
  operations, net of taxes of $11
  and $591 ...............................            --              --               --              356            1,070
                                                 -------         -------         --------         --------         --------
Income before extraordinary
item .....................................         2,208           2,474            1,746            1,183            3,374
Extraordinary loss, net of tax
benefit of $66 ...........................            --              --               --               --           (2,958)
                                                 -------         -------         --------         --------         --------
  Net income .............................       $ 2,208         $ 2,474         $  1,746         $  1,183         $    416
                                                 =======         =======         ========         ========         ========

OTHER FINANCIAL DATA:
EBITDA(3) ................................       $ 3,683         $ 3,863         $  3,398         $ 21,174         $ 20,870
EBITDA margin(4) .........................           4.7%            4.4%             3.5%             4.5%             4.3%
Cash Flow:
  Operating activities ...................         1,250           1,018            5,643          (35,841)          12,716
  Investing activities ...................          (797)         (1,190)         (52,399)          (2,528)          (3,683)
  Financing activities ...................          (935)            172           46,792           42,140           (3,843)
Depreciation and amortization
from continuing operations ...............       $ 1,228         $ 1,202         $  1,370         $  6,594         $  6,490
Capital expenditures for
continuing operations ....................           649             949            1,227            2,484            1,513

BALANCE SHEET DATA (AT END
  OF PERIOD):
  Cash ...................................       $   121         $   121         $    157         $  3,928         $  9,151
  Working capital from
   continuing operations .................         3,000           4,543           (2,278)          45,050           55,741
  Total assets ...........................        17,117          21,335           85,167          161,087          150,789
  Total long-term debt
  (including current maturities) .........         1,532           2,687           62,850          107,147          109,544

- ----------
(1) Fiscal 1996 was a 53-week year. As a result, the Company's results of operations for fiscal 1996 include approximately $1.0 million of payroll and payroll-related expenses attributable to the additional week of operations that were not billed in the period to customers with fixed price contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) For the years ended June 25, 1995 and June 30, 1996, the Company was not subject to federal and certain state income taxes as it had elected to be treated as a subchapter S corporation. For the year ended June 29, 1997, certain entities of the Company were taxed as C corporations through December 31, 1996, at which time they elected to be treated as subchapter S corporations. See Note 8 of Notes to the Company's Consolidated Financial Statements.

(3) EBITDA is defined as earnings before provision for income taxes, interest expense, interest income and depreciation and amortization. EBITDA excludes the earnings of the Company's discontinued security operations, which were $1.0 million and $2.4 million in fiscal 1997 and 1998, respectively. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment; (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles; (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

(4) EBITDA margin represents EBITDA as a percentage of revenues, excluding the revenues of discontinued operations, which were $62.0 million and $58.6 million in 1997 and 1998, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The matters discussed below and elsewhere herein include forward-looking statements regarding the future performance and financial condition of the Company and other anticipated future events. These matters involve risks and uncertainties that could cause actual results to differ materially from the statements contained herein. See "Disclosure Regarding Forward-Looking Statements" above.

GENERAL

    The Company provides integrated facilities services to a broad base of industrial, commercial and institutional clients throughout the United States and Canada. Services offered by the Company include industrial and mechanical engineering, plant operations, custodial and maintenance services and administrative services.

    The Company's cost of service revenues primarily consists of direct labor costs and related benefits, insurance, supplies and equipment. For fiscal 1998 and fiscal 1997, 82.6% and 80.8%, respectively, of the cost of service revenues consisted of direct labor costs and related benefits. Selling, general and administrative expenses include employee compensation and benefits, travel, insurance, rent, recruiting and training, professional fees and bad debt expense. For fiscal 1998 and fiscal 1997, 50.5% and 53.0%, respectively, of selling, general and administrative expenses consisted of employee compensation and benefits.

    The Company's fiscal 1997 and 1998 results of operations were significantly influenced by the Ogden Acquisition on June 28, 1996 (during the last week of fiscal 1996). The Company accounted for this transaction under the purchase method of accounting. A significant portion of the purchase price of $62 million was allocated to intangible assets. Accordingly, the Company incurred significant amortization expenses in fiscal 1997 and 1998, and will continue to do so in the future. Interest expense also increased significantly due to the indebtedness incurred to finance the acquisition. The original acquisition indebtedness was subsequently re-financed through the Notes Offering during October, 1997. In addition, historical operating profit margins were negatively impacted by the Ogden Acquisition because Ogden's business consisted of more lower margin contracts than the Company's prior business.

    The accompanying consolidated financial statements include the accounts of UNICCO and USC, Inc., which were owned, managed and controlled by common shareholders. In connection with the October, 1997 Notes Offering, the shareholders of UNICCO contributed their ownership interests in USC, Inc. to UNICCO. As a result, all of the operations of the Company are now conducted through UNICCO and its wholly-owned subsidiaries. This transaction was accounted for in a manner similar to that in pooling of interests accounting with the assets and liabilities being recorded at their historical cost due to the exchange of stock occurring between entities under common control.

DISCONTINUED OPERATIONS

    In the fourth quarter of fiscal 1998, the Company's management and Advisory Board approved a plan to divest of the Company's security business, which was acquired in Ogden Acquisition. Accordingly, the accompanying financial data and financial statements and related notes set forth herein have been classified to present the security services operations as discontinued operations. Revenues for the operations were $58.6 million and $62.0 million in fiscal 1998 and fiscal 1997, respectively. Divestiture of the security services operations is expected to occur in fiscal 1999.

RESULTS OF OPERATIONS

     The following comparisons of the Company's results of operations for fiscal years 1996, 1997 and 1998 should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto. The following table sets forth, for the periods indicated, certain operating data expressed both in dollars and as a percentage of revenues for the period.


                                                                    FOR THE YEARS ENDED
                                        ------------------------------------------------------------------------------
                                            JUNE 28, 1998               JUNE 29, 1997                 JUNE 30,1996
                                        ------------------------------------------------------------------------------
                                                                   (DOLLARS IN THOUSANDS)

Revenues ........................       $491,014        100.0%      $471,869        100.0%        $98,315        100.0%
Cost of revenues ................        436,599         88.9        421,487         89.3          84,244         85.7
                                        --------        -----       --------        -----         -------        -----
  Gross profit ..................         54,415         11.1         50,382         10.7          14,071         14.3
Selling, general and
  administrative expenses .......         35,827          7.3         31,651          6.7          11,492         11.7
Amortization of intangible
  assets ........................          4,208          0.9          4,151          0.9             551          0.6
                                        --------        -----       --------        -----         -------        -----
  Income from continuing
  operations ....................         14,380          2.9         14,580          3.1           2,028          2.1
Interest income .................            201           --             66           --              85          0.1
Interest expense ................        (11,631)        (2.4)       (11,491)        (2.4)           (178)        (0.2)
                                        --------        -----       --------        -----         -------        -----
  Income from continuing
  operations before income
  taxes .........................          2,950          0.6          3,155          0.7           1,935          2.0
Provision for income
  taxes .........................            646          0.1          2,328          0.5             189          0.2
                                        --------        -----       --------        -----         -------        -----
    Income from continuing
    operations ..................          2,304          0.5            827          0.2           1,746          1.8
Discontinued operations:
Income from discontinued
operations, net of tax $591
and $11 .........................          1,070          0.2            356          0.1              --           --
                                        --------        -----       --------        -----         -------        -----
Income before extraordinary
item ............................          3,374          0.7          1,183          0.3           1,746          1.8
Extraordinary loss, net of tax
benefit of $66 ..................         (2,958)        (0.6)            --           --              --           --
                                        --------        -----       --------        -----         -------        -----
  Net income ....................       $    416          0.1%      $  1,183          0.3%        $ 1,746          1.8%
                                        ========        =====       ========        =====         =======        =====


COMPARISON OF YEARS ENDED JUNE 28, 1998 AND JUNE 29, 1997

     Revenues. Revenues for fiscal 1998 were $491.0 million, an increase of $19.1 million, compared to revenues of $471.9 million for fiscal 1997. This increase was primarily attributable to revenue increases in the company's Eastern Region ($10.3 million), Midwest Region ($2.8 million), Northeast Region ($2.5 million), Southwest Region ($2.3 million), Canadian Region ($5.5 million) and Hawaiian Region ($0.5 million). Such increases resulted from services performed under new contracts and increased services provided to established customers. These increases were offset by a $4.8 million revenue decrease associated with the loss of a contract in May, 1997 which generated revenues in all of the Company's regions, excluding Canada.

     Cost of Revenues. Cost of revenues for fiscal 1998 was $436.6 million, or 88.9% of revenues, compared to $421.5 million, or 89.3% of revenues, for fiscal 1997. This improvement was primarily due to a decrease in direct labor as a percentage of revenues and favorable trends in insurance costs. Direct labor as a percentage of revenues was 57.4% for fiscal 1998, compared to 57.7% for fiscal 1997. This improvement was primarily attributable to tighter management of labor costs.

     Gross Profit. As a result of the foregoing, gross profit for fiscal 1998 was $54.4 million, or 11.1% of revenues, compared to $50.4 million, or 10.7% of revenues, for fiscal 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 1998 were $35.8 million, or 7.3% of revenues, compared to $31.7 million, or 6.7% of revenues, for fiscal 1997. The increase of $4.1 million was primarily attributable to incremental costs associated with the assimilation of the facility services business acquired from Ogden Corporation ("Ogden") in June, 1996. Salaries and wages and payroll-related costs increased $1.8 million as a result of the additional headcount required to support the acquired Ogden business as well as the impact of annual salary adjustments effective July 1, 1997. Additionally, office and occupancy costs increased $2.9 million between the comparable periods, primarily as a result of increased computer lease costs, depreciation expense, temporary help, relocation expense and recruiting expenses. Professional fees, primarily consisting of external programming related costs, decreased $1.2 million between the comparable period as a result of the completion of the systems integration of the acquired Ogden business during the last quarter of fiscal 1997. Vehicle expenses increased $0.5 million as a result of the general expansion of the Company's business. Travel and entertainment expenses increased by $0.1 million primarily due to greater air travel by corporate personnel to support the regional operations of the Company.

     Amortization of Intangible Assets. Amortization expense was $4.2 million in fiscal years 1998 and 1997.

     Income from Continuing Operations. As a result of the foregoing, income from continuing operations for fiscal 1998 was $14.4 million, or 2.9% of revenues, compared to $14.6 million, or 3.1% of revenues, for fiscal 1997.

     EBITDA. EBITDA for fiscal 1998 was $20.9 million, or 4.3% of revenues, compared to $21.2 million, or 4.5% of revenues, for fiscal 1997. EBITDA is defined as earnings before provision for income taxes, interest expense, interest income and depreciation and amortization. EBITDA excludes the earnings of the Company's discontinued security operations, which were $2.4 million and $1.0 million in fiscal 1998 and 1997, respectively. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment; (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles; (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity. Cash flows from operating, investing and financing activities for fiscal 1998 were $12.7 million, $(3.7) million and $(3.8) million, respectively. Cash flows from operating, investing and financing activities for fiscal 1997 were $(35.8) million, $(2.5) million and $42.1 million, respectively.

     Interest Expense. Interest expense for fiscal 1998 was $11.6 million, or 2.4% of revenues, compared to $11.5 million, or 2.4% of revenues, for fiscal 1997.

     Income Taxes. Provision for income taxes for fiscal 1998 was $0.6 million, or 21.9% of income from continuing operations before provision for income taxes, compared to $2.3 million, or 73.8% of income from continuing operations before provision for income taxes, for fiscal 1997. The fiscal 1997 provision for income taxes included the recognition of a valuation allowance recorded in connection with operating losses generated by the Company as a result of its prior election to be treated as a cash basis taxpayer and the significant increase in working capital associated with the Ogden Acquisition.

     Net Income. As a result of the foregoing, as well as income of $1.1 million from the Company's discontinued security business, and an extraordinary loss (both net of related tax consequences) of $3.0 million due to the write-off of deferred financing costs and the repayment of certain indebtedness in connection with the Notes Offering, net income for fiscal 1998 was $0.4 million, or 0.1% of revenues, compared to $1.2 million, or 0.3% of revenues for fiscal 1997.

COMPARISON OF YEARS ENDED JUNE 29, 1997 AND JUNE 30, 1996

     Revenues. Revenues for fiscal 1997 were $471.9 million, an increase of $373.6 million, compared to revenues of $98.3 million for fiscal 1996. This increase was primarily attributable to the Ogden Acquisition. Revenues of the acquired business were approximately $335.0 million for the fiscal year preceding the acquisition. The balance of the revenue increase of approximately $38.6 million was attributable to new customer contracts, increased services to existing customers and the impact of a full year's revenue from contracts acquired in the prior year.

     Cost of Revenues. Cost of revenues for fiscal 1997 was $421.5 million, or 89.3% of revenues, compared to $84.2 million, or 85.7% of revenues, for fiscal 1996. The increase as a percentage of revenues was primarily due to a higher labor component associated with the acquired Ogden business. The higher labor component is primarily associated with contracts related to certain commercial services and the regional infrastructure necessary to support the Company's national scope of operations following the Ogden Acquisition.

     Gross Profit. As a result of foregoing, gross profit for fiscal 1997 was $50.4 million, or 10.7% of revenues, compared to $14.1 million, or 14.3% of revenues, for fiscal 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 1997 were $31.7 million, or 6.7% of revenues, compared to $11.5 million, or 11.7% of revenues, for fiscal 1996. The increase of $20.2 million was primarily attributable to the absorption of overhead costs associated with the acquired Ogden business. A total of $2.3 million of the increase in expense represented non-salary related incremental costs in the accounting, information systems, payroll and human resources departments attributable to the Ogden Acquisition, including information systems conversion costs, programming costs, computer lease costs, temporary help and systems training. The Company also increased headcount in its accounting, payroll and human resources and information systems departments in order to develop the infrastructure necessary to support the acquired Ogden business. Payroll costs and benefits associated with the increased headcount were approximately $0.5 million during fiscal 1997. Selling, general and administrative expenses in 1997 also included $0.5 million of non-recurring charges related to an accounting services agreement between Ogden and the Company which ended in June, 1997. The decline in the Selling, General and Administrative Expenses as a percentage of revenue was primarily due to economies of scale the Company realized in absorbing the Ogden business.

     Amortization of Intangible Assets. Amortization of intangible assets for fiscal 1997 was $4.2 million, compared to $0.6 million for fiscal 1996. Approximately $59 million of the $62 million purchase price for the Ogden business was allocated to intangible assets, which are being amortized over various lives ranging from seven to 15 years.

     Income from Continuing Operations. As a result of the foregoing, income from continuing operations for fiscal 1997 was $14.6 million, or 3.1% of revenue, compared to $2.0 million, or 2.1% of revenue, for fiscal 1996.

     EBITDA. EBITDA for fiscal 1997 was $21.2 million (excluding EBITDA from discontinued operations of $1.0 million), or 4.5% of revenues, compared to $3.4 million, or 3.5% of revenues for fiscal 1996. Cash flows from operating, investing and financing activities for fiscal 1997 were $(35.8) million, $(2.5) million and $42.1 million, respectively. Cash flows from operating, investing and financing activities for fiscal 1996 were $5.6 million, $(52.4) million and $46.8 million, respectively.

     Interest Expense. Interest expense for the year ended June 29, 1997 was $11.5 million, or 2.4% of revenue, compared to $0.2 million, or 0.2% of revenue for fiscal 1996. This substantial increase was attributable to indebtedness incurred in connection with the Ogden Acquisition and the increased working capital requirements associated therewith. This indebtedness included a $90 million bank credit facility and $20 million of other subordinated debt. The blended average interest rate on the bank credit facility was 8.96% as of June 29, 1997.

     Income Taxes. Provision for income taxes for fiscal 1997 was $2.3 million, or 73.8% of income from continuing operations before provision for income taxes, compared to $0.2 million, or 9.8% of income from continuing operations before provision for income taxes, for fiscal 1996. The fiscal 1997 provision for income taxes included the recognition of a valuation allowance recorded in connection with operating losses generated by the Company as a result of its prior election to be treated as a cash basis taxpayer and the significant increase in working capital associated with the Ogden Acquisition.

     Net Income. As a result of the foregoing as well as income from discontinued operations of $0.4 million (net of related tax consequences), net income for fiscal 1997 was $1.2 million, or 0.3% of revenue, compared to $1.7 million, or 1.8% of revenue, for fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     For fiscal 1998, the Company's cash balance increased by $5.2 million. The increase was primarily attributable to cash provided by a $12.7 million reduction in accounts receivable, partially offset by $7.5 million of net cash used for investing and financing activities. Net cash of $3.7 million used for investing activities included cash used of $2.3 million for an acquisition in February, 1998. Net cash used for financing activities during fiscal 1998 was $3.8 million.

     For fiscal 1997, $38.3 million of net cash was used for operating and investing activities which consisted of $35.8 million of net cash used for operating activities and $2.5 million used for investing activities. For fiscal 1996, the Company used $46.8 million for operating and investing activities which consisted of $5.6 million of net cash provided by operating activities and $52.4 million used in investing activities ($51.0 million of which was used for the Ogden Acquisition). Net cash provided by financing activities in fiscal 1996 was $46.8 million, primarily resulting from bank indebtedness related to the Ogden Acquisition.

     Capital expenditures were $1.8 million in fiscal 1998 and $2.6 million in fiscal 1997. The Company's operations do not generally require material investment in capital assets. The Company expects that its capital expenditure requirements will not increase materially in fiscal 1999. The Company's business generally is not seasonal.

     In October, 1997 the Company consummated the $105 million Notes Offering and entered into the Credit Facility. The net proceeds from the Notes Offering and the Credit Facility were used to repay approximately $84.8 million of indebtedness under the Company's existing credit facilities and $19.7 million of certain other indebtedness, fees and expenses incurred in connection with such financing. In March, 1998, the Company exchanged all $105 million in principal amount of the privately-placed Senior Subordinated Notes issued in the Notes Offering for a like amount of freely-tradable Senior Subordinated Notes (the "Notes").

     The Notes will mature on October 15, 2007. The Notes will not be redeemable at the Company's option prior to October 15, 2002. Thereafter, the Notes will be subject to redemption at any time at the option of the issuers at fixed redemption prices. Interest on the Notes accrues at the rate of 9 7/8% per annum and is payable in arrears on April 15 and October 15 of each year, in an annual amount equal to approximately $10.4 million. The payment of principal and interest on the Notes is subordinated in right to the prior payment of all senior debt of the Company, including borrowings under the Credit Facility.

     The Company's long-term indebtedness consists of borrowings under the Credit Facility (if any), the Notes and $5.0 million of subordinated indebtedness (which ranks equal in right of payment with the Notes). Under the Credit Facility, the Company has the ability to borrow up to $45.0 million for working capital and general corporate purposes, subject to certain conditions. At June 28, 1998, the Company had no borrowings outstanding under the Credit Facility. The Credit Facility, the Indenture governing the Notes and the terms of the Company's other subordinated indebtedness include certain financial and operating covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, make investments and take other actions. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors.

     The Company's principal capital requirements are to service the Company's indebtedness, for working capital and, to a lesser extent, to fund capital expenditures. The Company believes that its cash flow from operations, together with its borrowing capacity under the Credit Facility, will be sufficient to meet such requirements during fiscal 1999.

YEAR 2000 COMPLIANCE

     Status of Year 2000 Preparations. The Company's information technology systems are licensed from outside vendors. The Company's principal outside vendor has released an upgrade of the primary software used by the Company to perform its accounting, payroll, accounts payable, invoicing and financial reporting functions. The vendor has represented to the Company that this upgrade is Year 2000 compliant. Under its current timetable, the Company anticipates installation and testing of the upgrade in late calendar 1998 and implementation by March, 1999. Following this implementation, the Company believes that its primary information technology systems will be Year 2000 compliant.

     With respect to non-information technology systems, such as embedded microprocessors, the Company is in the process of completing a review of its potential Year 2000 exposure from these systems. Once this assessment is completed, the Company will develop a plan to upgrade any deficient systems.

     Costs of Year 2000 Remediation. The Company's Year 2000 remediation costs expended in fiscal 1998, including costs of acquiring Year 2000 compliant software, hardware and non-information technology equipment (other than replacements that would have been purchased regardless of the Year 2000 issue), and hiring or outsourcing Year 2000 solution providers, have been approximately $65,000. The Company anticipates that its additional expenditures related to Year 2000 remediation of its primary information technology systems will be approximately $260,000. Such estimate is subject to change, particularly as a result of uncertainties resulting from the factors described below.

     Year 2000 Risks. The Company does not believe at this time that Year 2000 issues will have a material adverse effect on its financial condition or results of operations. However, there can be no assurance given, as most of the Company's Year 2000 risk is in the hands of third parties. The Company is relying on its principal outside software vendor for remediation of the Company's own systems. In addition, the Company may face exposure to Year 2000 compliance issues affecting its customers, suppliers and other third parties. These parties may not be able to process invoices or purchase orders immediately following January 1, 2000. The Company has not made any comprehensive independent investigation to determine, and may never be able to determine in advance, the extent of this third-party risk.

     Contingency Plans. The Company has not completed detailed contingency plans in the event that its own and third-party systems experience widespread Year 2000 failures. However, the Company believes that it can secure sufficient additional external resources to minimize the likelihood of long term, material adverse effects.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                             UNICCO SERVICE COMPANY

                                                                            PAGE
                                                                            ----

Report of PricewaterhouseCoopers LLP, Independent Accountants .........      17

Consolidated Statement of Income for the years ended June 28,
 1998, June 29, 1997 and June 30, 1996 ................................      18

Consolidated Balance Sheet at June 28, 1998 and June 29, 1997 .........      19

Consolidated Statement of Shareholders' Equity for the period
 from June 25, 1995 to June 28, 1998 ..................................      20

Consolidated Statement of Cash Flows for the years ended June 28,
 1998, June 29, 1997 and June 30, 1996 ................................      21

Notes to Consolidated Financial Statements ............................      22

Financial Statement Schedules:
 For each of the three years in the period ended June 28, 1998
 I - Valuation and Qualifying Accounts ................................      40


All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Trustees and Shareholders of UNICCO Service Company

     In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of UNICCO Service Company and its subsidiaries (the "Company") at June 28, 1998 and June 29, 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Boston, Massachusetts
September 18, 1998

                             UNICCO SERVICE COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                                 (IN THOUSANDS)


                                                       FOR THE YEARS ENDED
                                                 -------------------------------
                                                 JUNE 28,   JUNE 29,    JUNE 30,
                                                   1998       1997        1996
                                                 --------   --------    --------

Service revenues ............................... $491,014   $471,869    $98,315

Cost of service revenues .......................  436,599    421,487     84,244
                                                 --------   --------    -------

   Gross profit ................................   54,415     50,382     14,071

Selling, general and administrative expenses ...   35,827     31,651     11,492

Amortization of intangible assets ..............    4,208      4,151        551
                                                 --------   --------    -------

   Income from continuing operations ...........   14,380     14,580      2,028

Interest income ................................      201         66         85

Interest expense ...............................  (11,631)   (11,491)      (178)
                                                 --------   --------    -------

   Income from continuing operations before
   income taxes ................................    2,950      3,155      1,935

Provision for income taxes .....................      646      2,328        189
                                                 --------   --------    -------

Income from continuing operations ..............    2,304        827      1,746

Discontinued operations (Note 2):

Income from discontinued operations,
net of tax of $591 and $11 .....................    1,070        356         --
                                                 --------   --------    -------

Income before extraordinary item ...............    3,374      1,183      1,746

Extraordinary loss, net of tax benefit of $66 ..   (2,958)        --         --
                                                 --------   --------    -------


Net income ..................................... $    416   $  1,183    $ 1,746
                                                 ========   ========    =======



  The accompanying notes are an integral part of these consolidated financial statements.

                             UNICCO SERVICE COMPANY
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                       JUNE 28,       JUNE 29,
                                                                         1998           1997
                                                                       --------       --------
ASSETS
Current assets:
  Cash and cash equivalents .........................................  $  9,151       $  3,928
  Accounts receivable, less reserves of approximately
     $2,010 and $1,561 at June 28, 1998 and June 29, 1997,
     respectively ...................................................    48,789         61,890
  Unbilled receivables ..............................................    27,361         27,036
  Other current assets ..............................................     2,394          3,349
                                                                       --------       --------
      Total current assets ..........................................    87,695         96,203
                                                                       --------       --------

Property and equipment, at cost:
  Transportation equipment ..........................................     1,455          1,416
  Machinery and equipment ...........................................     7,167          6,145
  Furniture and fixtures ............................................     4,460          3,814
  Leasehold improvements ............................................       544            318
                                                                       --------       --------
                                                                         13,626         11,693
  Less - accumulated depreciation and amortization ..................     9,692          7,046
                                                                       --------       --------
                                                                          3,934          4,647
                                                                       --------       --------

Notes receivable and accrued interest from officers .................       475            716
Intangible assets, net of amortization ..............................    45,258         55,437
Other assets, net ...................................................     6,046          4,084
Net assets of discontinued operations ...............................     7,381             --
                                                                       --------       --------
                                                                         59,160         60,237
                                                                       --------       --------
                                                                       $150,789       $161,087
                                                                       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdraft ....................................................  $     --       $ 11,316
  Current portion of long-term debt .................................        --          7,000
  Accounts payable ..................................................     5,114          7,550
  Accrued payroll and payroll-related expenses ......................    17,835         18,514
  Deferred income taxes .............................................     2,628          2,123
  Other accrued expenses ............................................     6,377          4,650
                                                                       --------       --------
      Total current liabilities .....................................    31,954         51,153
                                                                       --------       --------

Long-term liabilities:
  Line of credit ....................................................        --         50,587
  Long-term debt, less current portion ..............................   109,544         49,278
  Note payable to officer ...........................................        --            282
  Other long-term liabilities .......................................       401            951
                                                                       --------       --------
      Total long-term liabilities ...................................   109,945        101,098
                                                                       --------       --------

Commitments and Contingencies (Note 7)

Shareholders' equity:
  Common shares .....................................................       378            378
  Retained earnings .................................................     9,222          9,202
  Cumulative translation adjustment .................................       (48)            --
                                                                       --------       --------
                                                                          9,552          9,580
  Less treasury shares at cost ......................................      (502)          (502)
  Less notes receivable from stock sales ............................      (160)          (242)
                                                                       --------       --------
     Total shareholders' equity .....................................     8,890          8,836
                                                                       --------       --------
                                                                       $150,789       $161,087
                                                                       ========       ========


   The accompanying notes are an integral part of these consolidated financial statements.

                             UNICCO SERVICE COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                  NOTES
                                                                                RECEIVABLE                              TOTAL
                                               COMMON STOCK        RETAINED        FROM         TREASURY STOCK      SHAREHOLDERS'
                                            SHARES      AMOUNT     EARNINGS     STOCK SALES    SHARES     AMOUNT        EQUITY
                                            ------      ------     --------     -----------    ------     ------    -------------
UNICCO Service Company
- ----------------------
Balance, June 25, 1995 ..................    1,093       $161       $ 8,714        $ (35)        11       $ (58)       $ 8,782
Issuance of shares ......................       27        217            --         (217)        --          --
Repurchase of shares ....................       --         --            --           --         55        (444)          (444)
Net income ..............................       --         --         1,746           --         --          --          1,746
Distributions to shareholders ...........       --         --          (800)          --         --          --           (800)
                                             -----       ----       -------        -----        ---       -----        -------
Balance, June 30, 1996 ..................    1,120        378         9,660         (252)        66        (502)         9,284
                                             =====       ====       =======        =====        ===       =====        =======

USC, INC.
- ---------
Balance, June 25, 1995 ..................       --         --            --           --         --          --             --
Initial issuance of shares ..............    1,054         --            --           --         --          --             --
                                             -----       ----       -------        -----        ---       -----        -------
Balance, June 30, 1996 ..................    1,054         --            --           --         --          --             --
                                             -----       ----       -------        -----        ---       -----        -------
Consolidated balance, June 30, 1996 .....    2,174        378         9,660         (252)        66        (502)         9,284
                                             =====       ====       =======        =====        ===       =====        =======

UNICCO SERVICE COMPANY
- ----------------------
Balance, June 30, 1996 ..................    1,120        378         9,660         (252)        66        (502)         9,284
Net income ..............................       --         --         1,971           --         --          --          1,971
Cumulative foreign currency translation .       --         --            (4)          --         --          --             (4)
Repayment of note receivable ............       --         --            --           10         --          --             10
Distributions to shareholders ...........       --         --        (1,637)          --         --          --         (1,637)
                                             -----       ----       -------        -----        ---       -----        -------
Balance, June 29, 1997 ..................    1,120        378         9,990         (242)        66        (502)         9,624
                                             =====       ====       =======        =====        ===       =====        =======

USC, INC.
- ---------
Balance, June 30, 1996 ..................    1,054         --            --           --         --          --             --
  Net loss ..............................       --         --          (788)          --         --          --           (788)
                                             -----       ----       -------        -----        ---       -----        -------
Balance, June 29, 1997 ..................    1,054         --          (788)          --         --          --           (788)
                                             -----       ----       -------        -----        ---       -----        -------
Consolidated balance, June 29, 1997 .....    2,174        378         9,202         (242)        66        (502)         8,836
                                             =====       ====       =======        =====        ===       =====        =======

UNICCO SERVICE COMPANY
- ----------------------
Balance, June 29, 1997 ..................    1,120        378         9,990         (242)        66        (502)         9,624
USC, Inc. contribution ..................       --         --          (788)          --         --          --           (788)
Net income ..............................       --         --           416           --         --          --            416
Cumulative foreign currency translation .       --         --           (44)          --         --          --            (44)
Repayment of notes receivable ...........       --         --            --           10         --          --             10
Forgiveness of notes receivable .........       --         --            --           72         --          --             72
Distributions to shareholders ...........       --         --          (400)          --         --          --           (400)
                                             -----       ----       -------        -----        ---       -----        -------
Consolidated balance, June 28, 1998 .....    1,120       $378       $ 9,174        $(160)        66       $(502)       $ 8,890
                                             =====       ====       =======        =====        ===       =====        =======

                             UNICCO SERVICE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            FOR THE YEARS ENDED
                                                                             ----------------------------------------------------
                                                                             JUNE 28, 1998      JUNE 29, 1997       JUNE 30, 1996
                                                                             -------------      -------------       -------------
Cash flows relating to operating activities:
   Net income ..........................................................        $    416           $  1,183           $  1,746
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Amortization of intangible assets ................................           4,806              4,749                551
      Amortization of debt issue costs and discount ....................             676              1,087                 --
      Depreciation and amortization ....................................           2,394              2,513                818
      (Gain) loss on disposals .........................................             (82)                61                 43
      Extraordinary loss ...............................................           3,024                 --                 --
      Deferred income taxes ............................................             618              1,798                 31
      Forgiveness of notes receivable and accrued
      interest from officers ...........................................              84                497                108
      Changes in assets and liabilities:
        Accounts receivable ............................................          12,732            (53,998)             1,016
        Unbilled receivables ...........................................             572            (23,467)              (502)
        Other current assets ...........................................           1,147                106               (593)
        Other long-term assets .........................................             137               (272)                56
        Cash overdraft .................................................         (11,316)             9,274                411
        Accounts payable ...............................................          (2,447)             4,847              1,394
        Accrued expenses and other current
          liabilities ..................................................             505             15,854              2,005
        Other long-term liabilities ....................................            (550)               (73)            (1,441)
                                                                                --------           --------           --------
      Net cash provided by (used in) operating
        activities .....................................................          12,716            (35,841)             5,643
                                                                                --------           --------           --------

Cash flows relating to investing activities:
   Acquisitions, including working capital of $233, net of
   acquired cash of $380 in 1998 .......................................          (2,257)                --            (51,004)
   Purchases of property and equipment, net ............................          (1,780)            (2,578)            (1,227)
   Proceeds from sale of property and equipment ........................             125                 --                 --
   Increases in notes receivable and accrued interest
      from officers ....................................................              --                (56)              (296)
   Payments received for notes receivable from
      officers .........................................................             229                106                128
                                                                                --------           --------           --------
             Net cash used in investing activities .....................          (3,683)            (2,528)           (52,399)
                                                                                --------           --------           --------

Cash flows relating to financing activities:

   Net (payments) proceeds from line of credit .........................         (50,587)            44,367              3,815
   Proceeds from debt ..................................................         104,507              3,000             47,000
   Payments on debt ....................................................         (52,400)            (3,600)                --
   Increase in debt issuance costs .....................................          (4,691)                --             (2,779)
   Purchase of treasury stock ..........................................              --                 --               (444)
   Distribution to shareholders ........................................            (400)            (1,637)              (800)
   Payments on note  receivable from stock
      sales ............................................................              10                 10                 --
   Payment on note payable to related party ............................            (282)                --                 --
                                                                                --------           --------           --------
      Net cash provided by (used in) financing
         activities ....................................................          (3,843)            42,140             46,792
                                                                                --------           --------           --------

Effect of exchange rate changes on cash and cash equivalents ...........              33                 --                 --
                                                                                --------           --------           --------

Net increase in cash and cash equivalents ..............................           5,223              3,771                 36
Cash and cash equivalents, beginning of year ...........................           3,928                157                121
                                                                                --------           --------           --------
Cash and cash equivalents, end of year .................................        $  9,151           $  3,928           $    157
                                                                                ========           ========           ========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
   Interest ............................................................        $ 10,219           $  8,637           $    178
                                                                                ========           ========           ========
   Income taxes ........................................................        $    577           $    760           $      4
                                                                                ========           ========           ========


   The accompanying notes are an integral part of these consolidated financial statements.

                             UNICCO SERVICE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   OPERATIONS

     These consolidated financial statements include the accounts of UNICCO Service Company ("UNICCO" or the "Company") and its wholly owned subsidiaries for the period subsequent to October 17, 1997. Prior to that time, the financial statements were prepared on a combined basis as all entities within the consolidated group (the "Group") had been owned, managed and controlled by common shareholders (see Note 9). The Company provides integrated facilities services, including industrial and mechanical engineering, plant operations, custodial and maintenance services and administrative services. The Company's customers include commercial, industrial and financial institutions, educational and healthcare facilities and state and federal government agencies.

2.   DISCONTINUED OPERATIONS

     In the fourth quarter of fiscal 1998, the Company formalized its plan to offer for sale its security business. Accordingly, its operating results have been reclassified and reported in discontinued operations. The Company is in the process of negotiating the sale of these operations and expects that the sale will be completed in fiscal 1999.

Operating results of discontinued security operations are as follows:

                                                        1998          1997
                                                   IN THOUSANDS   IN THOUSANDS
                                                   ------------   ------------
Revenues .................................            $58,568        $62,013
Income before income taxes ...............              1,661            367
Income taxes .............................                591             11
Net income ...............................              1,070            356


The components of the assets of discontinued security operations are as follows at June 28, 1998:

                                                    IN THOUSANDS
                                                    ------------
Property and equipment ....................            $  293
Acquired contract rights, net .............             7,067
Deposits ..................................                21
                                                       ------
                                                       $7,381
                                                       ======

Certain assets and all liabilities of the security business, comprised primarily of working capital items, are expected to be retained by the Company. Such assets consist of accounts receivable and unbilled receivables (approximately $11,000,000 at June 28, 1998). Accounts payable, accrued payroll and other accrued expenses of (approximately $3,100,000 at June 28, 1998) are expected to be retained by the Company. The Company expects to settle working capital amounts within the next year. During 1998, the security business used cash flows in its operating and investing activities of $346,000 and $268,000, respectively.

3.   ACQUISITIONS

     Effective February 1, 1998, the Company acquired 100% of the outstanding common stock of American Building Services, Inc. ("ABS"). The acquisition was accounted for as a purchase, and accordingly, the operations of ABS are included in the accompanying financial statements from the effective date. The aggregate purchase price was approximately $2.6 million in cash.

     On June 28, 1996: (1) UNICCO acquired certain assets and the business, as defined, of certain Ogden Allied Facility Services ("AFS") operations engaged in janitorial, office, facility management and mechanical maintenance services, primarily in the United States; (2) USC, Inc., an affiliate, acquired all of the common stock and the business of certain AFS operations engaged primarily in (a) building security and (b) facility services to agencies of the federal government; and (3) UFSCC, the Company's Canadian subsidiary, acquired the assets and the business of certain AFS operations engaged in janitorial, office facility management and mechanical maintenance services in Canada. The aggregate purchase price of approximately $62 million was financed in part by senior bank debt, subordinated debt and a $12 million note payable to the seller (see Note
5). The acquisition was accounted for as a purchase, and accordingly, the operations of the acquired businesses are included in the accompanying financial statements from the date of acquisition. The operations of the acquired businesses did not have a material effect on the Company's statement of income for the year ended June 30, 1996.

     The allocation of the purchase price of the acquired businesses, including acquisition related costs of approximately $946,000, was as follows:

                                                               IN THOUSANDS
                                                               ------------
Property and equipment .................................          $ 2,850
Acquired contract rights ...............................           42,324
Favorable leasing ......................................              320
Favorable financing ....................................            2,652
Goodwill ...............................................           14,858
                                                                  -------
                                                                  $63,004
                                                                  =======

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     Significant intercompany transactions have been eliminated in consolidation.

  Accounting Records

     UNICCO is on the cash basis of accounting for tax reporting purposes. All adjustments have been made to the financial statements to reflect the accrual basis of accounting.

  Fiscal Year

     The Company is on a 52/53 week fiscal year ending on the close of business on the last Sunday of June. The fiscal year ended June 30, 1996 was a fifty-three week year.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with remaining maturities of three months or less at the time of acquisition to be cash equivalents. The Company's cash equivalents consists of overnight time deposits with a major bank. At June 28, 1998, cash equivalents were carried at cost which approximated fair value.

  Depreciation and Amortization

     The Company provides for depreciation and amortization by charges to operations in amounts that allocate the cost of property and equipment and leasehold improvements over their estimated useful lives using the declining balance and straight-line methods as follows:

                                                   ESTIMATED
DESCRIPTION                                        USEFUL LIFE
- -----------                                        -----------
Transportation equipment                           3-5 years
Machinery and equipment                            5-10 years
Furniture and fixtures                             5-10 years
Leasehold improvements                             Shorter of estimated
                                                   useful life or life of lease

  Intangible Assets

     Intangible assets consist primarily of acquired contract rights, favorable lease arrangements, noncompete agreements and goodwill, representing the excess of the purchase price over the fair value of the net assets acquired in each acquisition accounted for as purchase. Acquired contract rights are amortized on a straight-line basis over the estimated remaining lives of the customer relationships, which range from seven to 15 years. These lives represent the estimated remaining average lives of the contracts acquired which exceed the actual contract lives and are based generally on the historical experience of the individual businesses and contracts acquired. Capitalized noncompete agreements are amortized over three years, representing the contractual noncompete period. Goodwill is amortized on a straight-line basis over an estimated life of 15 years. Intangible assets (rounded to the nearest thousand) consist of the following at June 28, 1998 and June 29, 1997:

                                                  1998              1997
                                              IN THOUSANDS      IN THOUSANDS
                                              ------------      ------------
Acquired contract rights .................      $ 44,324           $48,856
Favorable leases .........................           271               320
Noncompete agreements ....................           803               803
Goodwill .................................        13,068            14,858
                                                --------           -------
                                                  58,466            64,837
Less -- Accumulated amortization .........       (13,208)           (9,400)
                                                --------           -------
                                                $ 45,258           $55,437
                                                ========           =======

  Impairment

     The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with this Statement, the Group reviews long-lived assets and related goodwill for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be fully recoverable.

  Other Assets

     Other assets consist principally of deferred financing costs, which are amortized over the repayment term of the respective debt.

  Revenue Recognition

     Service revenues are generated primarily by efforts expended on cost-plus fixed-fee, fixed price and time and material contracts. Revenue from cost-plus fixed-fee contracts is recognized on the basis of direct and indirect expenses incurred plus the allocable portion of the fixed fee. Revenues on fixed price contracts are recognized based on the monthly amount as stipulated in the contract and the performance of services. Revenues under time and material contracts are recorded at the contracted rates as labor efforts are expended and other direct costs are incurred. Losses, if any, are provided for at the time that management determines that costs, including estimated costs to complete, exceed contract revenue.

  Financial Instruments

     The Company's financial instruments consist of cash, cash equivalents, receivables, accounts payable and debt instruments. The estimated fair values of the Company's cash, cash equivalents, receivables, accounts payable and fixed-rate debt instruments approximate their carrying value.

  Income Taxes

     Income taxes for financial reporting purposes are recorded in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). The asset and liability approach underlying FAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company's assets and liabilities.

Foreign Currency Translation

     In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," the financial statements of UFSCC are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and shareholders' equity at historical exchange rates. The resulting translation adjustment is recorded as a component of shareholders' equity.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts and disclosures reported in the accompanying combined financial statements. Actual amounts could differ from those estimates.

Concentration of Credit Risk

     Concentrations of credit risk with respect to accounts receivable and unbilled receivables are limited because a large number of North American customers make up the Company's customer base, thus spreading trade credit risk. In addition, the Company performs ongoing evaluations of customers' financial position. The Company does not require collateral and maintains reserves for potential uncollectible amounts which, in the aggregate, have not exceeded management expectations.

Reclassifications

     Certain prior year amounts have been reclassified within the financial statements to conform to the current year presentation.

5.   DEBT

Notes Offering

     On October 17, 1997, the Company consummated a $105 million Senior Subordinated Notes Offering (the "Notes Offering") and entered into a $45 million Amended and Restated Revolving Credit Facility (the "Credit Facility"). The net proceeds from the Notes Offering and the Credit Facility were used to repay approximately $84.8 million of indebtedness under the Company's existing credit facilities and $19.7 million of certain other indebtedness, fees and expenses incurred in connection with such financing.

     The Notes will mature on October 15, 2007. The Notes will not be redeemable at the issuers' option prior to October 15, 2002. Thereafter, the Notes will be subject to redemption at any time at the option of the issuers at redemption prices set forth in the Notes. Interest on the Notes accrues at the rate of 9 7/8% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year. The payment of principal and interest on the Notes is subordinated in right to the prior payment of all senior debt, as defined.

     Upon the occurrence of a change in control, as defined, the issuers will be obligated to make an offer to each holder of the Notes to repurchase all or any part of such holders' Notes at an offer price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest. Restrictions under the Notes and the Credit Facility include limitations on certain sales of assets, certain payments of dividends and incurrence of debt, and limitations on certain mergers and transactions with affiliates.

     In connection with the Notes Offering, the Company recorded an extraordinary loss of $3.0 million, net of state tax benefit. A total of $2.0 million of the loss was attributable to the write-off of unamortized deferred financing costs in connection with the refinancing of the Company's indebtedness in October, 1997. A total of $1.0 million of the extraordinary loss was attributable to the payment of $11 million in October, 1997 to settle certain indebtedness incurred in connection with the June, 1996 Ogden acquisition. The book value of such Note in the Company's balance sheet at the settlement date (October 17, 1997) was $10.0 million. In addition, the Company recorded $4.7 million of new deferred financing costs.

  Credit  Facility

     The Credit Facility described above is available for working capital requirements and acquisition financing. Base Rate loans bear interest at the Base Rate plus the Applicable Base Rate Margin, as defined (9.25% at June 28,
1998). Eurodollar loans bear interest at the Adjusted Eurodollar Rate plus the Applicable Eurodollar Margin, as defined (7.91% at June 28, 1998). There were no cash borrowings outstanding under the Credit Facility at June 28, 1998. The Credit Facility matures on October 14, 2002. Availability under the Credit Facility is reduced by outstanding letters of credit (see Note 7).

     The Credit Facility provides for certain covenants, including maintenance of defined levels of tangible net worth, earnings before interest, taxes, depreciation and amortization and certain other financial ratios. Borrowings under the Credit Facility are collateralized by substantially all assets of the Company. The Credit Facility also provides for a limited recourse guarantee and pledge agreement from UFSCC.

Terminated Revolving Credit Facilities

     On June 28, 1996, the Company entered into a revolving credit and term loan agreement (the Agreement) with a syndicated bank group for a $48 million revolving line of credit (see Acquisition Financing below for discussion of term loans). The Agreement terminated as part of the refinancing on October 17, 1997. The Company had borrowings designated at either Base Rate Loans or Eurodollar Loans, as defined. For Base Rate Loans and Eurodollar loans, the interest rates were 10.0% and 8.8%, respectively, at June 29, 1997.

     On September 23, 1996, UNICCO entered into a demand line of credit agreement with a bank. The agreement allowed UNICCO to borrow up to $5,000,000 at the bank's discretion, for working capital purposes. The terms and conditions of the agreement were substantially the same as those contained in the $48 million revolving line of credit and term loan agreement described above. Borrowings outstanding under this line of credit were $4,162,999 at June 29, 1997. This agreement was terminated as part of the refinancing at October 17, 1997.

Acquisition Financing

     Amounts outstanding at June 29, 1997 related to debt agreements entered into in connection with the AFS acquisition were:

                                                                  JUNE 29,
                                                                    1997
                                                                -----------
Term Loan A .............................................       $28,400,000
Term Loan B .............................................        10,000,000
Senior subordinated promissory note .....................         5,000,000
Seller senior subordinated promissory note ..............         9,878,400
Junior subordinated promissory notes ....................         3,000,003
                                                                -----------
     Total debt .........................................        56,278,403
Less:
Current portion .........................................         7,000,000
                                                                -----------
     Long-term portion ..................................       $49,278,403
                                                                ===========

     Term Loan A was designated as a Eurodollar loan with an annual rate of 8.8% at June 29, 1997. Term Loan B was designated as a Eurodollar loan with an annual rate of 9.3% at June 29, 1997. These Notes were refinanced with the Notes Offering in October, 1997.

     On June 28, 1996, the Company entered into a $5,000,000 subordinated promissory note agreement with Massachusetts Capital Resource Company ("MCRC"). The promissory note is due on September 30, 2001 and provides for quarterly interest payments based on an annual interest rate of 14%. The agreement provides for certain customary restrictive covenants. This note was not extinguished as part of the October 17, 1998 Notes Offering.

     In connection with the AFS acquisition (see Note 3), UNICCO entered into a $12,000,000 subordinated promissory note agreement with the seller. The promissory note was subordinated to the line of credit, Term Loans A and B, and the MCRC loan described above, and was due on September 30, 2001. The agreement provided for quarterly interest payments based on an annual interest rate of 8% and included a limited recourse guarantee from a key shareholder and UFSCC, as well as a pledge agreement from a key shareholder. As previously discussed, this note was extinguished at a $1.0 million premium as part of the October 17, 1997 Notes Offering due to the Company recording the note at a discount at the time of the AFS acquisition (see Note 3).

     Junior subordinated promissory notes were issued in June, 1996 to certain shareholders of the Company for approximately $3 million. The promissory notes were paid off as part of the refinancing on October 17, 1997.

     Minimum future principal payments of long-term debt are as follows:

                                                            AMOUNT
FISCAL YEAR                                              IN THOUSANDS
- -----------                                              ------------

1999 ...............................................        $    0
2000 ...............................................             0
2001 ...............................................             0
2002 ...............................................         5,000
2003 ...............................................             0
                                                            ------
                                                            $5,000
                                                            ======

6.   TRANSACTIONS WITH RELATED PARTIES

  Notes Receivable From Officers

     Notes receivable from officers consist primarily of demand notes receivable from officers/shareholders bearing interest at the applicable federal rate. The long-term portion of the notes receivable represents the portion the Company will not collect within the next year, in accordance with the repayment terms. Interest income related to these loans was approximately $50,000, $56,000 and $77,000 during 1998, 1997 and 1996, respectively. Interest receivable related to these notes was approximately $271,000 and $312,000 at June 28, 1998 and June 29, 1997, respectively.

     On June 24, 1996, UNICCO loaned an officer of the Company approximately $217,000 to purchase 27 shares of nonvoting common stock. This loan bears interest at an average of the applicable federal rate (5.88% at June 28, 1998 and 5.68% at June 29, 1997). A portion of the note and related accrued interest was forgiven in 1998. The remaining balance will be forgiven over a two year period provided continued employment of the officer. The remaining balance is classified as a deduction from shareholders' equity.

Demand Note Payable To An Officer

The Company had a demand note payable to an officer of approximately $282,000, included in the accompanying consolidated balance sheet at June 29, 1997. This note was paid in full, including accrued interest, on September 3, 1997.

Lease Agreement With An Affiliate

     The Company leases certain office space from an affiliated company. The agreement commenced on July 1, 1995 and will be effective for a term of five years and five months. Approximate future minimum payments under this lease were $51,800 per year from July 1996 through June 1998, and $57,000 per year from July 1998 through November 2000. Such amounts are included in Note 7.

  Insurance Agreement With An Affiliate

     Prior to the end of fiscal 1995, the Company insured its workers' compensation and general liability risks through a combination of a self-insurance program and indemnity coverage obtained from a third-party carrier. At the end of fiscal 1995, the Company entered into an agreement with a commercial insurance carrier whereby its workers' compensation and general liability insurance risks are reinsured with an affiliated company. Under the terms of this arrangement, the Company's obligations with respect to workers' compensation and general liability claims are limited to the premiums paid for such insurance. The Company's insurance premiums are actuarially determined based on its historical loss experience. The amount charged to expense related to the arrangement was approximately $8,061,000, $10,129,000 and $3,501,000 in fiscal 1998, fiscal 1997 and fiscal 1996, respectively.

     Included in the Company's consolidated results of operations for the year ended June 30, 1996 is approximately $929,000 in income representing refunds received in fiscal 1996 from a third-party insurance carrier as a result of the Company's ultimate favorable claims experience from accident years prior to fiscal 1996. Additionally, in fiscal 1996, as a result of the Company's sustained favorable experience with respect to its self insurance program and, as discussed above, the establishment of the reinsurance arrangement at the end of fiscal 1995, the Company reevaluated its reserve requirements and reversed approximately $1,148,000 of workers' compensation and general liability insurance reserves.

7.   COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases certain equipment and facilities under noncancelable operating leases through October 31, 2006. Rent expense under these leases was approximately $3,348,000, $3,207,000 and $1,095,000 for the years ended June 28, 1998, June 29, 1997 and June 30, 1996, respectively. The approximate future minimum payments under these leases are as follows:

                                                              AMOUNT
FISCAL YEAR                                                IN THOUSANDS
- -----------                                                ------------

1999 ...............................................         $ 3,153
2000 ...............................................           3,478
2001 ...............................................           2,402
2002 ...............................................           1,728
2003 ...............................................             552
Thereafter .........................................             363
                                                             -------
                                                             $11,676
                                                             =======

     The Company leases certain facilities under tenancy-at-will agreements, which are not included in the future minimum lease payments above. Future payments above do not include the lease of warehouses at annual costs of approximately $369,000 in 1999 and $204,000 in 2000 and 2001, which is fully reimbursed by a customer.

  Letters of Credit

     The Company was contingently liable under certain letters of credit, in the aggregate amounts of approximately $1,634,000 and $1,556,000 as of June 28, 1998 and June 29, 1997, respectively. The letters of credit were primarily issued in connection with the Company's surety bonding arrangements. The letters of credit expire on various dates through June 30, 2000.

  Stock Repurchase Agreement

     All nonvoting common shares (see Note 9) may be redeemed by the Company, at its option, at the then book value of the shares, as defined, in the event that the shareholders cease employment with the Company.

  Litigation

     In July 1998, the Company settled a lawsuit with a former employee regarding certain employment-related matters. The settlement amount of $345,000 is included in selling, general and administrative expenses in the accompanying consolidated statement of income for fiscal 1998.

     UNICCO was a party to a lawsuit filed in May 1994 by a former employee who alleged breach of contract and misrepresentation in connection with his employment. In 1996, the parties to the lawsuit reached agreement to settle the litigation pursuant to a court-ordered mediation of the claims. The settlement amount (approximately $400,000) is included in selling, general and administrative expenses in the accompanying consolidated statement of income for fiscal 1996.

     In the ordinary course of business, the Company is party to various types of litigation. The Company believes it has meritorious defenses to these claims, and, in its opinion, all litigation currently pending or threatened will not have a material adverse effect on the Company's financial condition or results of operations.

8.   INCOME TAXES

     UNICCO has elected to be taxed as an S corporation for federal and certain state income tax purposes and is a business trust for Massachusetts state tax purposes. UNICCO's provision for income taxes results from states that do not recognize its S corporation status for state income tax purposes and its business trust status in Massachusetts.

     Effective January 1, 1997, USC elected to be taxed as an S corporation for federal and certain state income tax purposes. Prior to January 1, 1997, USC was a C corporation and was subject to federal and state income taxes at the corporate level.

     Income from continuing operations before provision for income taxes was taxed under the following jurisdictions:


                                                  YEAR ENDED
                                   -------------------------------------------
                                                 IN THOUSANDS
                                   -------------------------------------------
                                   JUNE 28,         JUNE 29,          JUNE 30,
                                     1998             1997              1996
                                   --------         --------          --------
Domestic ..............             $2,223           $2,956            $1,935
Foreign ...............                727              199                --
                                    ------           ------            ------
                                    $2,950           $3,155            $1,935
                                    ======           ======            ======


     The provision for income taxes related to income from continuing operations consists of the following:

                                                  YEAR ENDED
                                   -------------------------------------------
                                                 IN THOUSANDS
                                   -------------------------------------------
                                   JUNE 28,         JUNE 29,          JUNE 30,
                                     1998             1997              1996
                                   --------         --------          --------

Current
  Federal .............              $ --            $  309             $ --
  State ...............                35               133              158
  Foreign .............               584                99               --

Deferred
  Federal .............                --                --               --
  State ...............                27             1,787               31
                                     ----            ------             ----
                                     $646            $2,328             $189
                                     ====            ======             ====

     Deferred taxes arise primarily from book (accrual basis) and tax (cash basis) differences in recording revenues and expenses.

     Deferred tax assets (liabilities) are comprised of the following:

                                                    JUNE 28,         JUNE 29,
                                                      1998             1997
                                                  IN THOUSANDS     IN THOUSANDS
                                                  ------------     ------------

Receivables ..................................      $(3,558)         $(2,936)
Other assets .................................         (112)             (80)
                                                    -------          -------
Gross deferred tax liabilities ...............       (3,670)          (3,016)
                                                    -------          -------
Accounts payable .............................          183              202
Accrued payroll ..............................          614              517
Other accruals and reserves ..................          245              174
State net operating loss carryforwards .......        1,527            2,040
                                                    -------          -------
Gross deferred tax assets ....................        2,569            2,933
Valuation allowance ..........................       (1,270)          (1,670)
                                                    -------          -------
Net deferred tax assets ......................        1,299            1,263
                                                    -------          -------
Net deferred tax liabilities .................      $(2,371)         $(1,753)
                                                    =======          =======

     The deferred tax amounts relating to discontinued operations result primarily from differences in the financial reporting and income tax basis of the working capital associated with such operations. As previously discussed in
Note 2, working capital associated with the discontinued operations is expected to be retained by the Company. Accordingly, the above table includes deferred tax items relating to both continuing and discontinued operations.

     In connection with the current year contribution of USC, Inc. ownership interests to UNICCO (see Note 9), USC, Inc. was required to change from the accrual to the cash basis for income tax reporting purposes. As a cash basis tax payer, USC, Inc. generated an operating loss of approximately $12,700,000 during fiscal 1998. Further, as a result of changes in working capital during fiscal 1998, UNICCO generated a level of taxable income allowing for the utilization of operating losses generated in the prior year. As a result of the above, UNICCO has a consolidated operating loss carryforward of approximately $31,088,000 at June 28, 1998. Such carryforward at June 29, 1997 approximated $29,350,000. These operating loss carryforwards are limited to those states which do not recognize UNICCO's subchapter S status and are further limited to the carryforward period for each respective state in which such loss was generated, generally ranging from three to fifteen years. Management believes that it is more likely than not that it will realize approximately $257,000 of the tax benefit associated with the operating loss described above at June 28, 1998. Such estimate of realization at June 29, 1997 approximated $370,000. This belief is based upon a review of all available evidence, including historical operating results, projections of future taxable income, recognizing the limitations described above, and tax planning strategies. The Company has recorded a valuation allowance against the remaining portion of the tax benefit related to the above referenced operating losses.

     The effective income tax rate for continuing operations differs from the statutory federal income tax rate as follows:

                                                                            FOR THE YEAR ENDED
                                                                  -----------------------------------------
                                                                  JUNE 28,        JUNE 29,         JUNE 28,
                                                                    1998            1997             1996
                                                                  --------        --------         --------
Federal statutory rate .......................................      34.0%           34.0%            34.0%
Income from S corporations not taxable for corporate
  income tax purposes ........................................     (34.0)          (25.8)           (34.0)
State income taxes, net of federal benefit (1997
  only) ......................................................       6.0            13.1              9.7
Rate difference - foreign taxes ..............................      19.8             3.1               --
Valuation allowance ..........................................      (4.6)           49.4               --
Other ........................................................        .7              --               --
                                                                   -----           -----            -----
                                                                    21.9%           73.8%             9.7%
                                                                   =====           =====            =====

9.   SHAREHOLDERS' EQUITY

     Common shares of UNICCO consist of the following:

                                                                  JUNE 28,        JUNE 29,
                                                                    1998            1997
                                                               IN THOUSANDS     IN THOUSANDS
                                                               ------------     ------------

Common shares of beneficial interest, voting, no par
   value --
   Issued and outstanding-- 1,000 shares.....................       $ 10            $ 10
Common shares of beneficial interest, nonvoting, no par
   value --
   Issued-120 shares (includes 66 shares in treasury) .......        368             368
                                                                    ----            ----
                                                                    $378            $378
                                                                    ====            ====


     The accompanying consolidated financial statements include the accounts of UNICCO and USC, Inc., which were owned, managed and controlled by common shareholders. In connection with the October 1997 Notes Offering, the shareholders of UNICCO contributed their ownership interests in USC, Inc. (1,000 no par voting and 54 no par nonvoting common shares) to UNICCO. As a result, all of the operations of the Company are now conducted through UNICCO and its wholly-owned subsidiaries. This transaction was accounted for in a manner similar to that in pooling of interests accounting with the assets and liabilities being recorded at their historical cost due to the exchange of stock occurring between entities under common control.

10.  EMPLOYEE BENEFIT PLANS

  Multi-employer Pension Plans

     Certain employees under collective bargaining agreements are covered by union-sponsored, multi-employer pension plans. Company contributions, generally based on hours worked, are in accordance with negotiated labor contracts. The Company recorded expenses of approximately $4,942,000, $5,398,000 and $703,000 in fiscal 1998, 1997 and 1996, respectively, related to the plans. Information is not readily available for the Company to determine its share of unfunded vested benefits, if any, under the plans.

  401(k) Investment Savings Plans

     UNICCO maintains 401(k) retirement plans (the "Plans") covering all employees who have completed one year of service, as defined, and are not subject to a collective bargaining agreement. The Plans allow eligible employees to make salary-deferred contributions for not less than 1% nor more than 20% of their compensation for the contribution period, as defined, subject to certain IRS limitations. UNICCO may contribute to the Plans in any year at its discretion. UNICCO made contributions of approximately $1,177,419, $1,017,000 and $32,000 in fiscal 1998, 1997 and 1996, respectively.

11.  RESIGNATION OF OFFICERS

     On January 3, 1996, one of UNICCO's officers and shareholders resigned. UNICCO repurchased the officer's 55 nonvoting outstanding shares for approximately $444,000. The former officer also signed a noncompete agreement with UNICCO for approximately $800,000, which UNICCO has capitalized and is amortizing over the life of the noncompete agreement. The provisions of the agreement require monthly payments of approximately $23,000, commencing on January 1, 1996 through December 31, 1998, subject to the former officer not competing with the Company. Further, the agreement provides for such payments to cease and reimbursement of all payments previously made under the terms of the arrangement if the former officer violates the agreement. Amortization expense on the noncompete agreement was approximately $267,500, $267,500 and $134,000 for the years ended June 28, 1998, June 29, 1997 and June 30, 1996, respectively.

     In July 1997, one of UNICCO's officers resigned. The severance agreement with the officer provides for periodic payments totalling approximately $370,000. Such amount is included in the accompanying consolidated financial statements.

12.  CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

     Each guarantor subsidiary of UNICCO is under common management, is directly or indirectly wholly-owned and the guarantees related to the Notes Offering are full, unconditional and joint and several. UFSCC is indirectly wholly-owned and is not a guarantor of this debt. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that they would not be material to investors. However, consolidated financial information as of June 28, 1998 and June 29, 1997 and for the years then ended, are presented. The following presents consolidating financial information (rounded to the nearest thousand) for (i) UNICCO only, (ii) the guarantor subsidiaries on a combined basis, (iii) the nonguarantor subsidiary --UFSCC, and (iv) the Company on a consolidated basis (see Note 9). The guarantor subsidiaries' income statement and balance sheet for and as of June 28, 1998 and June 29, 1997 reflect the discontinued operations of the security business.

          CONDENSED CONSOLIDATING STATEMENT OF INCOME - (IN THOUSANDS)


                                                                                YEAR ENDED JUNE 28, 1998
                                                          -----------------------------------------------------------------------
                                                                                       NONGUARANTOR
                                                                         GUARANTOR      SUBSIDIARY                   CONSOLIDATED
                                                           UNICCO       SUBSIDIARIES      UFSCC       ELIMINATIONS       TOTAL
                                                          --------      ------------   ------------   ------------   ------------

Service revenues .....................................    $415,397        $41,549        $34,068        $    --        $491,014
Cost of service revenues .............................     369,512         36,313         30,774             --         436,599
                                                          --------        -------        -------        -------        --------
  Gross profit .......................................      45,885          5,236          3,294             --          54,415
Selling, general and administrative expenses .........      32,685          1,105          2,037             --          35,827
Amortization of intangible assets ....................       3,652            435            121             --           4,208
                                                          --------        -------        -------        -------        --------
  Income from operations .............................       9,548          3,696          1,136             --          14,380
Interest income ......................................         169              1             31             --             201
Interest expense .....................................      (8,437)        (2,754)          (440)            --         (11,631)
                                                          --------        -------        -------        -------        --------
Income from continuing operations before
  income taxes .......................................       1,280            943            727             --           2,950
Provision for income taxes ...........................        (168)           230            584             --             646
                                                          --------        -------        -------        -------        --------
Income from continuing operations before
  equity in net earnings of subsidiaries and
  extraordinary items ................................       1,448            713            143             --           2,304
Equity in net earnings of subsidiaries ...............       1,926             30             --         (1,956)             --
                                                          --------        -------        -------        -------        --------
Income from continuing operations ....................       3,374            743            143         (1,956)          2,304
Discontinued operations
  Income from discontinued operations, net
  of tax $591 ........................................          --          1,070             --             --           1,070
                                                          --------        -------        -------        -------        --------
Income (loss) before extraordinary items .............       3,374          1,813            143         (1,956)          3,374
Extraordinary loss, net of tax benefit ...............      (2,958)            --             --             --          (2,958)
                                                          --------        -------        -------        -------        --------
Net income (loss) ....................................    $    416        $ 1,813        $   143        $(1,956)       $    416
                                                          ========        =======        =======        =======        ========

          CONDENSED CONSOLIDATING STATEMENT OF INCOME - (IN THOUSANDS)


                                                                                YEAR ENDED JUNE 29, 1997
                                                          -----------------------------------------------------------------------
                                                                                       NONGUARANTOR
                                                                         GUARANTOR      SUBSIDIARY                   CONSOLIDATED
                                                           UNICCO       SUBSIDIARIES      UFSCC       ELIMINATIONS       TOTAL
                                                          --------      ------------   ------------   ------------   ------------

Service revenues .....................................    $403,154        $40,176        $28,539          $  --        $ 471,869
Cost of service revenues .............................     358,929         36,766         25,792             --          421,487
                                                          --------        -------        -------          -----        ---------
  Gross profit .......................................      44,225          3,410          2,747             --           50,382
Selling, general and administrative expenses                28,621            767          2,263             --           31,651
Amortization of intangible assets ....................       3,626            389            136             --            4,151
                                                          --------        -------        -------          -----        ---------
  Income from operations .............................      11,978          2,254            348             --           14,580
Interest income ......................................          97             --             --            (31)              66
Interest expense .....................................     (10,468)          (905)          (149)            31          (11,491)
                                                          --------        -------        -------          -----        ---------
Income from continuing operations before
  income taxes .......................................       1,607          1,349            199             --            3,155
Provision for income taxes ...........................       1,804            425             99             --            2,328
                                                          --------        -------        -------          -----        ---------
Income from continuing operations before
  equity in net earnings of subsidiaries and
  extraordinary items ................................        (197)           924            100             --              827
Equity in net earnings of subsidiaries ...............          79             21             --           (100)              --
                                                          --------        -------        -------          -----        ---------
Income from continuing operations ....................        (118)           945            100           (100)             827
Discontinued operations
  Income from discontinued operations, net
   of tax $11 ........................................          --            356             --             --              356
                                                          --------        -------        -------          -----        ---------
Income (loss) before extraordinary items .............        (118)         1,301            100           (100)           1,183
Extraordinary loss, net of tax benefit ...............          --             --             --             --               --
                                                          --------        -------        -------          -----        ---------
Net income (loss) ....................................    $   (118)       $ 1,301        $   100          $(100)       $   1,183
                                                          ========        =======        =======          =====        =========





                                      -35

             CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)


                                                                                      JUNE 28, 1998
                                                          -----------------------------------------------------------------------
                                                                                       NONGUARANTOR
                                                                         GUARANTOR      SUBSIDIARY-                  CONSOLIDATED
                                                           UNICCO       SUBSIDIARIES       UFSCC      ELIMINATIONS       TOTAL
                                                          --------      ------------   ------------   ------------   ------------

Assets
Current assets:
Cash and cash equivalents ........................        $  9,089        $   300        $ 1,007        $ (1,245)      $  9,151
Accounts receivable, less reserve of
approximately $2,010 .............................          33,519         12,013          3,257              --         48,789
Unbilled receivables .............................          20,178          7,003            180              --         27,361
Intercompany receivable (payable) ................          10,837         (8,934)        (1,903)             --             --
Other current assets .............................           1,995            278            121              --          2,394
                                                          --------        -------        -------        --------       --------
         Total current assets ....................          75,618         10,660          2,662          (1,245)        87,695
                                                          --------        -------        -------        --------       --------
Property and equipment, at cost ..................          11,835          1,133            658              --         13,626
Less -accumulated depreciation and amortization ..           8,628            820            244              --          9,692
                                                          --------        -------        -------        --------       --------
     Net property and equipment ..................           3,207            313            414              --          3,934
                                                          --------        -------        -------        --------       --------
Due from (to) affiliates .........................          14,509           (620)            --         (13,889)            --
Investment in subsidiary .........................           6,581            575             --          (7,156)            --
Notes receivable and accrued interest from
  officers, net of amortization ..................             475             --             --              --            475
Intangible assets, net of amortization ...........          37,229          6,239          1,790              --         45,258
Other assets, net ................................           5,887            138             21              --          6,046
Net assets of discontinued operations ............              --          7,381             --              --          7,381
                                                          --------        -------        -------        --------       --------
                                                            64,681         13,713          1,811         (21,045)        59,160
                                                          --------        -------        -------        --------       --------
                                                          $143,506        $24,686        $ 4,887        $(22,290)      $150,789
                                                          ========        =======        =======        ========       ========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft ...................................        $     --        $ 1,245        $    --        $ (1,245)      $     --
Accounts payable .................................           3,452          1,235            427              --          5,114
Accrued payroll and  payroll-related expenses ....          14,056          2,380          1,399              --         17,835
Deferred income taxes ............................           1,771            857             --              --          2,628
Other accrued expenses ...........................           5,557            453            367              --          6,377
                                                          --------        -------        -------        --------       --------
         Total current liabilities ...............          24,836          6,170          2,193          (1,245)        31,954
                                                          --------        -------        -------        --------       --------
Long-term liabilities:
Line of credit ...................................              --             --             --              --             --
Long-term debt, less current portion .............         109,544             --             --              --        109,544
Other long-term liabilities ......................             401             --             --              --            401
                                                          --------        -------        -------        --------       --------
         Total long-term liabilities .............         109,945             --             --              --        109,945
                                                          --------        -------        -------        --------       --------

Commitments and Contingencies

Shareholders' equity .............................           9,387         18,516          2,694         (21,045)         9,552
Less treasury shares at cost .....................            (502)            --             --              --           (502)
Less notes receivable from stock sales ...........            (160)            --             --              --           (160)
                                                          --------        -------        -------        --------       --------
         Total shareholders' equity ..............           8,725         18,516          2,694         (21,045)         8,890
                                                          --------        -------        -------        --------       --------
                                                          $143,506        $24,686        $ 4,887        $(22,290)      $150,789
                                                          ========        =======        =======        ========       ========

             CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)


                                                                                      JUNE 29, 1997
                                                          -----------------------------------------------------------------------
                                                                                       NONGUARANTOR
                                                                         GUARANTOR      SUBSIDIARY-                  CONSOLIDATED
                                                           UNICCO       SUBSIDIARIES       UFSCC      ELIMINATIONS       TOTAL
                                                          --------      ------------   ------------   ------------   ------------

Assets
Current assets:
Cash and cash equivalents ........................        $  1,998        $    621        $ 1,309       $     --       $  3,928
Accounts receivable, less reserve of
approximately $1,561 .............................          40,510          17,916          3,464             --         61,890
Unbilled receivables .............................          22,710           4,326             --             --         27,036
Intercompany receivable (payable) ................          19,520         (17,420)        (2,100)            --             --
Other current assets .............................           2,871             438             40             --          3,349
                                                          --------        --------        -------       --------       --------
         Total current assets ....................          87,609           5,881          2,713             --         96,203
                                                          --------        --------        -------       --------       --------
Property and equipment, at cost ..................          10,675             408            610             --         11,693
Less -accumulated depreciation and amortization ..           6,784             134            128             --          7,046
                                                          --------        --------        -------       --------       --------
     Net property and equipment ..................           3,891             274            482             --          4,647
                                                          --------        --------        -------       --------       --------
Due from (to) affiliates .........................          14,459            (570)            --        (13,889)            --
Investment in subsidiary .........................           2,054             546             --         (2,600)            --
Notes receivable and accrued interest from
  officers .......................................             716              --             --             --            716
Intangible assets, net of amortization ...........          40,881          12,645          1,911             --         55,437
Other assets, net ................................           4,056               7             21             --          4,084
                                                          --------        --------        -------       --------       --------
                                                            62,166          12,628          1,932        (16,489)        60,237
                                                          --------        --------        -------       --------       --------
                                                          $153,666        $ 18,783        $ 5,127       $(16,489)      $161,087
                                                          ========        ========        =======       ========       ========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft ...................................        $ 10,840        $    476        $    --       $     --       $ 11,316
Current portion of long-term debt ................           7,000              --             --             --          7,000
Accounts payable .................................           5,178           1,585            787             --          7,550
Accrued payroll and  payroll-related expenses ....          14,507           2,379          1,628             --         18,514
Deferred income taxes ............................           2,123              --             --             --          2,123
Other accrued expenses ...........................           4,293             240            117             --          4,650
                                                          --------        --------        -------       --------       --------
         Total current liabilities ...............          43,941           4,680          2,532             --         51,153
                                                          --------        --------        -------       --------       --------
Long-term liabilities:
Line of credit ...................................          50,587              --             --             --         50,587
Long-term debt, less current portion .............          49,278              --             --             --         49,278
Note payable to officer ..........................             282              --             --             --            282
Other long-term liabilities ......................             951              --             --             --            951
                                                          --------        --------        -------       --------       --------
         Total long-term liabilities .............         101,098              --             --             --        101,098
                                                          --------        --------        -------       --------       --------

Commitments and Contingencies

Shareholders' equity .............................           9,371          14,103          2,595        (16,489)         9,580
Less treasury shares at cost .....................            (502)             --             --             --           (502)
Less notes receivable from stock sales ...........            (242)             --             --             --           (242)
                                                          --------        --------        -------       --------       --------
         Total shareholders' equity ..............           8,627          14,103          2,595        (16,489)         8,836
                                                          --------        --------        -------       --------       --------
                                                          $153,666        $ 18,783        $ 5,127       $(16,489)      $161,087
                                                          ========        ========        =======       ========       ========

        CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)


                                                                                YEAR ENDED JUNE 28, 1998
                                                          --------------------------------------------------------------------
                                                                                    NONGUARANTOR
                                                                      GUARANTOR      SUBSIDIARY-                  CONSOLIDATED
                                                           UNICCO    SUBSIDIARIES       UFSCC      ELIMINATIONS       TOTAL
                                                          --------   ------------   ------------   ------------   ------------

Cash flows relating to operating activities:
    Net income (loss) ................................    $    416     $ 1,813         $  143        $(1,956)       $    416
    Net earnings from equity investment ..............      (1,926)        (30)            --          1,956              --
    Adjustments to reconcile net income (loss)
        to net cash provided by (used in)
        operating activities:
        Amortization of intangible assets ............       3,652       1,033            121             --           4,806
        Amortization of debt issue costs and
          discount ...................................         676          --             --             --             676
        Depreciation and amortization ................       2,049         223            122             --           2,394
        Gain on disposals ............................         (69)        (13)            --             --             (82)
        Extraordinary loss ...........................       3,024          --             --             --           3,024
        Deferred income taxes ........................        (198)        816             --             --             618
        Forgiveness of notes receivable and accrued
          interest from officers .....................          84          --             --             --              84

    Changes in assets and liabilities:
        Accounts receivable ..........................       6,991       5,741             --             --          12,732
        Unbilled receivables .........................       2,532      (1,775)          (185)            --             572
        Intercompany  receivable (payable) ...........       8,696      (8,497)           (94)          (105)             --
        Other current assets .........................         876         358            (87)            --           1,147
        Other long-term assets .......................         163         (25)            (1)            --             137
        Cash overdraft ...............................     (10,840)        769             --         (1,245)        (11,316)
        Accounts payable .............................      (1,726)       (403)          (318)            --          (2,447)
        Accrued expenses and other current
          liabilities ................................         812        (440)           133             --             505
        Other long-term liabilities ..................        (550)         --             --             --            (550)
                                                          --------     -------         ------        -------        --------
        Net cash provided by (used in) operating
          activities .................................      14,662        (430)          (166)        (1,350)         12,716
                                                          --------     -------         ------        -------        --------

Cash flows relating to investing activities:
    Due to/from affiliates ...........................         (51)         51             --             --              --
    Acquisition, including cash acquired .............      (2,600)        343             --             --          (2,257)
    Purchases of property and equipment, net .........      (1,411)       (305)           (64)            --          (1,780)
    Proceeds from sale of property and equipment .....         105          20             --             --             125
    Payments received for notes receivable from
      officers .......................................         229          --             --             --             229
                                                          --------     -------         ------        -------        --------
        Net cash provided by (used in) investing
        activities ...................................      (3,728)        109            (64)            --          (3,683)
                                                          --------     -------         ------        -------        --------

Cash flows relating to financing activities:
    Repayments from line of credit ...................     (50,587)         --             --             --         (50,587)
    Proceeds from debt ...............................     104,507          --             --             --         104,507
    Payments of debt .................................     (52,400)         --             --             --         (52,400)
    Increase in debt issuance costs ..................      (4,691)         --             --             --          (4,691)
    Distributions to shareholders ....................        (400)         --             --             --            (400)
    Payments received for notes receivable from
      stock sales ....................................          10          --             --             --              10
    Payment on notes payable to related party ........        (282)         --             --             --            (282)
                                                          --------     -------         ------        -------        --------
        Net cash provided by (used in) financing
          activities .................................      (3,843)         --             --             --          (3,843)
                                                          --------     -------         ------        -------        --------

Effect of exchange rate changes on cash and cash
  equivalents ........................................          --          --            (72)           105              33
                                                          --------     -------         ------        -------        --------
Net increase (decrease) in cash and cash equivalents .       7,091        (321)          (302)        (1,245)          5,223
Cash and cash equivalents, beginning of period .......       1,998         621          1,309             --           3,928
                                                          --------     -------         ------        -------        --------
Cash and cash equivalents, end of period .............    $  9,089     $   300         $1,007        $(1,245)       $  9,151
                                                          ========     =======         ======        =======        ========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
        Interest .....................................    $ 10,219     $    --         $   --        $    --        $ 10,219
                                                          ========     =======         ======        =======        ========
        Income taxes .................................    $    253     $    --         $  324        $    --        $    577
                                                          ========     =======         ======        =======        ========

        CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)


                                                                                YEAR ENDED JUNE 28, 1998
                                                          --------------------------------------------------------------------
                                                                                    NONGUARANTOR
                                                                      GUARANTOR      SUBSIDIARY-                  CONSOLIDATED
                                                           UNICCO    SUBSIDIARIES       UFSCC      ELIMINATIONS       TOTAL
                                                          --------   ------------   ------------   ------------   ------------

Cash flows relating to operating activities:
    Net income (loss) ..................................  $    969     $    214        $   100        $(100)        $  1,183
    Net earnings from equity investment ................       (79)         (21)            --          100               --
    Adjustments to reconcile net income (loss)
        to net cash provided by (used in)
        operating activities:
        Amortization of intangible assets ..............     3,615          987            147           --            4,749
        Amortization of debt issue costs and discount ..     1,087           --             --           --            1,087
        Depreciation and amortization ..................     2,251          134            128           --            2,513
        Loss on disposals ..............................        61           --             --           --               61
        Deferred income taxes ..........................     1,798           --             --           --            1,798
        Forgiveness of notes receivable and accrued
          interest from officers .......................       497           --             --           --              497

    Changes in assets and liabilities:
        Accounts receivable ............................   (32,618)     (17,916)        (3,464)          --          (53,998)
        Unbilled receivables ...........................   (19,141)      (4,326)            --           --          (23,467)
        Intercompany  receivable (payable) .............   (19,520)      17,420          2,100           --               --
        Other current assets ...........................       584         (438)           (40)          --              106
        Other long-term assets .........................      (239)          (7)           (26)          --             (272)
        Cash overdraft .................................     8,798          476             --           --            9,274
        Accounts payable ...............................     2,474        1,586            787           --            4,847
        Accrued expenses and other current
          liabilities ..................................    11,491        2,618          1,745           --           15,854
        Other long-term liabilities ....................       (73)          --             --           --              (73)
                                                          --------     --------        -------        -----         --------
        Net cash provided by (used in) operating
          activities ...................................   (38,045)         727          1,477           --          (35,841)
                                                          --------     --------        -------        -----         --------

Cash flows relating to investing activities:
    Due to/from affiliates .............................       (45)          45             --           --               --
    Purchases of property and equipment, net ...........    (2,259)        (151)          (168)          --           (2,578)
    Increase in notes receivable and accrued interest
      from officers ....................................       (56)          --             --           --              (56)
    Payments received for notes receivable from
      officers .........................................       106           --             --           --              106
                                                          --------     --------        -------        -----         --------
        Net cash provided by (used in) investing
          activities ...................................    (2,254)        (106)          (168)          --           (2,528)
                                                          --------     --------        -------        -----         --------

Cash flows relating to financing activities:
    Proceeds from line of credit .......................    44,367           --             --           --           44,367
    Proceeds from debt .................................     3,000           --             --           --            3,000
    Payments of debt ...................................    (3,600)          --             --           --           (3,600)
    Increase in debt issuance costs ....................        --           --             --
    Distributions to shareholders ......................    (1,637)          --             --           --           (1,637)
    Payments received for notes receivable from stock
      sales ............................................        10           --             --           --               10
                                                          --------     --------        -------        -----         --------
        Net cash provided by (used in) financing
          activities ...................................    42,140           --             --           --           42,140
                                                          --------     --------        -------        -----         --------

Net increase (decrease) in cash and cash equivalents ...     1,841          621          1,309           --            3,771
Cash and cash equivalents, beginning of period .........       157           --             --           --              157
                                                          --------     --------        -------        -----         --------
Cash and cash equivalents, end of period ...............  $  1,998     $    621        $ 1,309        $  --         $  3,928
                                                          ========     ========        =======        =====         ========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
        Interest .......................................  $  8,637     $     --        $    --        $  --         $  8,637
                                                          ========     ========        =======        =====         ========
        Income taxes ...................................  $    760     $     --        $    --        $  --         $    760
                                                          ========     ========        =======        =====         ========

13.  SUBSEQUENT EVENTS

     On September 17, 1998, the Company purchased certain assets of Empire Maintenance Industries, Inc., a Canadian corporation, effective as of September 1, 1998. The acquisition was accounted for as a purchase. The aggregate purchase price was approximately $4.4 million in cash.

     (UNAUDITED)

     On September 30, 1998, the Company entered into an agreement to lease certain equipment from an affiliated company. The monthly payments are approximately $71,000 and the lease expires September 2002. The Company is responsible for all costs and expenses of owning, operating and maintaining the equipment.

           SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                            YEAR ENDED JUNE 28, 1998


                                                           CHARGED TO
                                        BEGINNING           COSTS AND                             ENDING
          DESCRIPTION                    BALANCE            EXPENSES            DEDUCTIONS       BALANCE
          -----------                   ---------          ----------           ----------       -------

Allowance for doubtful accounts          $1,561              $1,166               $(717)          $2,010
                                         ======              ======               =====           ======


                            YEAR ENDED JUNE 29, 1997

                                                           CHARGED TO
                                        BEGINNING           COSTS AND                             ENDING
          DESCRIPTION                    BALANCE            EXPENSES            DEDUCTIONS       BALANCE
          -----------                   ---------          ----------           ----------       -------

Allowance for doubtful accounts            $239              $1,336                $(14)          $1,561
                                           ====              ======                ====           ======


                             YEAR END JUNE 30, 1996

                                                           CHARGED TO
                                        BEGINNING           COSTS AND                             ENDING
          DESCRIPTION                    BALANCE            EXPENSES            DEDUCTIONS       BALANCE
          -----------                   ---------          ----------           ----------       -------

Allowance for doubtful accounts            $192                 $50                 $(3)            $239
                                           ====                 ===                 ===             ====



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In March, 1997, the Company's management retained PricewaterhouseCoopers LLP as its independent accountants. The reports of the Company's former accountants on the Company's financial statements did not contain any adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles. There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with respect to the Company's financial statements, which, if not resolved to the former accountants' satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. Prior to retaining PricewaterhouseCoopers LLP, the Company had not consulted with such firm regarding accounting principles or practices.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF TRUSTEES

     UNICCO is a Massachusetts business trust and, as such, has a Board of Trustees that serves a function similar to that of the board of directors of a corporation. The Trustees serve for an indefinite term. The Company's Trustees and executive officers are as follows:

TRUSTEES AND EXECUTIVE OFFICERS

      NAME                   POSITION
      ----                   --------
      Steven C. Kletjian     Chief Executive Officer and Chairman of the Board
                             of Trustees
      Richard J. Kletjian    Vice Chairman of the Board of Trustees
      Robert P. Kletjian     Vice President and Vice Chairman of the Board of
                             Trustees
      Sharkay Kletjian       Trustee
      Robert J. Scoble       Executive Vice President of Operations and Sales
      George A. Keches       Executive Vice President -- Finance and
                             Administration, Chief Financial Officer and
                             Treasurer
      Richard T. Healey      Vice President - Corporate Development
      John C. Feitor         Senior Vice President - Operations
      Michael Finn           Vice President - Human Resources
      James Biere Marceau    Executive Vice President -- Sales and Marketing


ADVISORY BOARD

     During fiscal 1998, the Company established an Advisory Board made up of non-employee and non-shareholder independent advisors with whom senior management consults on a periodic basis. The members of the Advisory Board are as follows:

      NAME                   POSITION
      ----                   --------
      Dr. Gregory Adamian    Former President, Bentley College
      Anton Bernard (Ton)    Former President, HODON-GROUP
      Funke Kupper
      Leonard Lynch          Retired Partner, Arthur Andersen LLP
      Mitchell Reese         Managing Director, The Carlyle Group
      Harvey Wagner          Chief Financial Officer, Scientific Atlanta
                             Corporation

BIOGRAPHICAL INFORMATION

     Set forth below is additional biographical information regarding each of the persons listed in the tables above.

TRUSTEES AND EXECUTIVE OFFICERS

     STEVEN C. KLETJIAN, CHAIRMAN AND CHIEF EXECUTIVE OFFICER Steven Kletjian, 54, has been Chairman and Chief Executive Officer of the Company since 1969. He has over 31 years of service with the Company. He has served as a Trustee since the Company's reorganization as a business trust in 1988, and had served as a director of the Company's corporate predecessor.

     RICHARD J. KLETJIAN, VICE CHAIRMAN Richard Kletjian, 51, has been Vice Chairman of the Company since 1993 and served as President for six years prior to 1993. From 1992 to 1993, he was also general manager of the Mid-Atlantic Division, and was general manager of the Commercial Division from 1990 to 1992. He has over 28 years of service with the Company. He has served as a Trustee since 1988, and had served as a director of the Company's corporate predecessor.

     ROBERT P. KLETJIAN, VICE PRESIDENT AND VICE CHAIRMAN Robert Kletjian, 48, has been Vice Chairman of the Company since 1993 and was Vice President and general manager of the Corporate and Education Division from 1990 to 1993. Prior to 1990, Mr. Kletjian managed the Company's Hartford operations. He has over 25 years of service with the Company. He has served as a Trustee since 1988, and had served as a director of the Company's corporate predecessor.

     SHARKAY KLETJIAN, TRUSTEE Ms. Kletjian, 78, co-founded the Company in 1949. She served as a director of the Company's corporate predecessor, and has served as a Trustee since 1988. Until 1997, she also served as Treasurer of the Company.

     ROBERT J. SCOBLE, EXECUTIVE VICE PRESIDENT OF OPERATIONS AND SALES Mr. Scoble, 47, joined the Company in June 1996 as a result of the Ogden Acquisition. During fiscal 1998 he headed the Company's Industrial Division and was later promoted to Executive Vice President of Operations and Sales. Prior to joining the Company, Mr. Scoble had served in Ogden's facilities services and food service operations businesses since 1981 and was a Vice President of Ogden from 1989 to 1996.

     GEORGE A. KECHES, EXECUTIVE VICE PRESIDENT -- FINANCE AND ADMINISTRATION, CHIEF FINANCIAL OFFICER AND TREASURER Mr. Keches, 41, joined the Company in 1991 having previously held management positions at The Westwood Group, Inc. and Arthur Andersen & Co. Mr. Keches is a Certified Public Accountant, and serves as the Company's principal financial officer.

     RICHARD T. HEALEY, VICE PRESIDENT - CORPORATE DEVELOPMENT Mr. Healey, 56, joined the Company as Vice President - Corporate Development in April, 1998, having served in a similar capacity as a consultant to the Company since 1996. From 1995 to 1996, Mr. Healey was providing merger and acquisition consulting services. Prior to that he was Senior Vice President of I.T.E.C.O., a private holding company.

     JOHN C. FEITOR, SENIOR VICE PRESIDENT - OPERATIONS Mr. Feitor, 53, has worked for the Company since 1970. He has held various positions including Area Manager and Vice President of Operations. He was promoted to Senior Vice President - Operations in 1996.

     MICHAEL J. FINN, VICE PRESIDENT - HUMAN RESOURCES Mr. Finn, 55, joined the Company in April, 1998. Prior to that, he held Human Resource leadership positions with General Electric, most recently as Manager Human Resources for General Electric Power Systems Global Services Operations. Prior to that, he was Manager - Human Resources for General Electric Plastics-Americas.

     JAMES BIERE MARCEAU, EXECUTIVE VICE PRESIDENT -- SALES AND MARKETING Mr. Marceau, 35, joined the Company in May, 1997. He is responsible for the Company's overall marketing efforts. From 1993 to 1997, Mr. Marceau served as Director of International Sales and Marketing of Ryder System, Inc., an international transportation and logistics company. Prior to that, he was Assistant Vice President of Atlantic Gulf Corporation.

ADVISORY BOARD

     GREGORY ADAMIAN, J.D., PH.D. (HON.) Dr. Adamian, 72, currently serves as Chancellor and President Emeritus of Bentley College in Waltham, Massachusetts, having previously served as its President. Dr. Adamian also serves on the boards of Hesser College, Liberty Mutual Life Insurance Company and the West End House, an affiliate of the Boys Club of America.

     ANTON BERNARD (TON) FUNKE KUPPER Mr. Funke Kupper, 69, is the past President and Chief Executive Officer of HODON-GROUP (currently known as ABILIS International), a facility services company operating in the Netherlands, Belgium and France, where he worked from 1949 to 1989. Mr. Funke Kupper has also served as a board member of the U.S.A. Building Service Contractors Association from 1985 to 1989, President of the World Federation of Building Contractors from 1980 to 1982 and President of the Dutch Association of Contractors from 1970 to 1983.

     LEONARD LYNCH Mr. Lynch, 61, is a retired partner of Arthur Andersen LLP where he served as the Director of the Audit Practice and head of the Audit and Business Advisory Practice in the Boston and Southern California offices. He currently serves as a consultant to the firm. Mr. Lynch has also served as a past trustee of the New England Aquarium, member of the Advisory Board of the Heritage Plantation and a member of Town Hall of Los Angeles.

     MITCHELL REESE Mr. Reese, 39, is a Managing Director of The Carlyle Group, where he is responsible for the operations of Carlyle Venture Partners, L.P., a $250 million fund established to pursue venture-oriented investments. Prior to joining The Carlyle Group, Mr. Reese was employed for seven years by Morgan Keegan Inc., an investment banking firm, as President of its venture capital division and co-head of its investment banking group. Prior thereto, Mr. Reese was a Vice President in the mergers and acquisitions department of Alex. Brown & Sons Incorporated.

     HARVEY WAGNER Mr. Wagner, 57, is the Chief Financial Officer and Treasurer of Scientific-Atlanta Corporation. From 1989 to 1994 Mr. Wagner was Vice President, Finance and Chief Financial Officer at Computervision Corporation (formerly Prime Computer). Mr. Wagner is a member of the Financial Executives Institute, the Institute of Management Accountants and the American Electronics Association. He sits on the President's Council of the University of Miami, the Executive Advisory Board of the Wharton School of the University of Pennsylvania and is a founding Board Member and Executive Vice President of The Wellness Community-Atlanta.

ITEM 11.  EXECUTIVE COMPENSATION

     The following Summary Compensation Table sets forth information concerning the compensation paid or accrued by the Company with respect to the Company's Chief Executive Officer and certain other persons who served as executive officers of the Company during the fiscal year ended June 28, 1998.

                                                          ANNUAL                                 LONG-TERM
                                                       COMPENSATION                             COMPENSATION
                                     ----------------------------------------------      ---------------------------
                                                                       OTHER ANNUAL        SHARES
                                                                       COMPENSATION      UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION               SALARY            BONUS           (1)            OPTIONS      COMPENSATION
- ---------------------------          ---------------      --------     ------------      ----------     ------------

Steven C. Kletjian...........        1998   $634,766      $     --        $26,329             --         $ 88,435(2)
  Chief Executive Officer            1997    615,122            --         24,562             --         $104,299(2)
  and Chairman

Richard J. Kletjian..........        1998    373,080            --         26,358             --           52,422(2)
  Vice Chairman                      1997    346,696            --         23,169             --           57,234(2)

Robert P. Kletjian..........         1998    358,609            --         24,318             --           41,040(2)
  Vice President and Vice            1997    342,379            --         22,277             --           64,997(2)
  Chairman

George A. Keches..........           1998    206,827        70,000          1,445             --            5,991(3)
  Executive Vice President           1997    179,511        60,000             --             --            4,162(3)
   -- Finance and
   Administration, Chief
   Financial Officer and
   Treasurer

Robert J. Scoble............         1998    201,938        80,000             --             --            5,792(3)
  Executive Vice President           1997    195,729        60,000             --             --            2,452(3)
  of Operations and Sales

John P. McGillicuddy.....            1998    338,086       100,000         31,467             --            9,625(3)
  Chief Operating                    1997    334,972       150,000          8,400             --            5,688(3)
  Officer(4)


- ----------
(1) Includes automobile allowance paid by the Company to or on behalf of the designated officer.

(2) Amount represents premiums paid by the Company for life insurance for the designated officer.

(3) Amount represents matching contributions by the Company to the executive's 401(k) plan.

(4) Mr. McGillicuddy resigned from the position of Chief Operating Officer in January, 1998 but continues to be employed by the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Under UNICCO's Declaration of Trust, UNICCO may issue an unlimited number of shares of beneficial interest. The Trustees may determine the classes and series of such shares and may designate the relative designations, preferences, privileges, voting powers and restrictions applicable to the shares of each such class and series. As of the date hereof, the outstanding securities of UNICCO consist of an aggregate of 1,054 common shares of beneficial interest, consisting of 1,000 voting common shares and 54 non-voting common shares.

    The following table sets forth the beneficial and record ownership of UNICCO's voting and non-voting common shares of beneficial ownership, taken together as a single class.

                                      NUMBER OF    PERCENTAGE OF   PERCENTAGE OF
SHAREHOLDER                            SHAERES        CLASS        VOTING POWER
- -----------                           ---------    -------------   -------------

Steven C. Kletjian...................     510           48.4%          51.0%
Richard J. Kletjian..................     245           23.2           24.5
Robert P. Kletjian...................     245           23.2           24.5
John C. Feitor.......................      27(1)         2.6             --
George A. Keches.....................      27(1)         2.6             --
                                        -----          -----          -----
                                        1,054          100.0%         100.0%
                                        =====          =====          =====
- ----------

    (1) Non-voting shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A component of the Company's operating expenses consists of insurance premiums for workers' compensation and general liability insurance. In May, 1995, the Company's shareholders organized Ashmont Insurance Company, Limited, a Bermuda corporation ("Ashmont"), as a captive insurance company. Premiums for workers' compensation and general liability insurance are paid by the Company to Liberty Mutual Insurance Company and one of its subsidiaries, the fronting carrier ("Liberty"). After deducting pre-determined fees for administration, claims processing and taxes, Liberty remits the net premiums to Ashmont pursuant to a re-insurance agreement. Ashmont, as re-insurer, then reimburses Liberty for insurance losses paid on a monthly basis. Net insurance premiums received by Ashmont pursuant to this arrangement aggregated $7.0 million for fiscal 1998. Workers' compensation insurance premiums are based on statutory rates within the states that the Company operates, adjusted for the Company's claims experience; accordingly, management believes that these insurance premiums are consistent with the premiums that would be paid for comparable insurance coverage obtained on an arm's-length basis.

     In connection with the Ogden Acquisition in June, 1996, the Company borrowed $3.0 million from the Company's shareholders. The notes bore interest at 15%, which was payable in-kind until the notes were to mature in October 2001. The Company used a portion of the net proceeds of the Notes Offering to repay such notes, including accrued interest. In addition, upon the repayment of the Ogden Note, Steven C. Kletjian, the Company's Chief Executive Officer and principal shareholder, was released from a limited recourse guarantee of the Ogden Note and the pledge of Mr. Kletjian's shares of Ashmont which secured such guarantee.

     In September, 1997, the Company repaid a note payable to Sharkay Kletjian, a Trustee of the Company, in the aggregate principal amount of approximately $282,000. Interest on this note was payable at a rate of 20% per annum.

    The Company holds notes receivable, including notes receivable from stock sales, aggregating approximately $364,000 from five of its shareholders consisting primarily of demand notes that bear interest at an average Applicable Federal Rate (5.88% at June 28, 1998). Interest receivables related to those notes were approximately $271,000 at June 28, 1998.

     On September 30, 1998, the Company entered into an agreement to lease certain equipment from an entity owned by Steven C. Kletjian, the Company's Chief Executive Officer. The monthly payments under this lease are approximately $71,000. The lease expires in September 2002. The Company is responsible for all costs and expenses of owning, operating and maintaining the equipment.

                                     PART IV

     ITEM. 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

         1. Financial Statements are listed in the Index to Financial Statements contained in Item 8 of this Report.
         2. Financial Statement Schedules, to the extent required, are listed in the Index to Financial Statements contained in Item 8 of this Report.
         3. Exhibits are listed in subsection (c) below.

     (b) Reports on Form 8-K:

         None.

     (c) Exhibits:

     EXHIBIT
     NUMBER                          DESCRIPTION
     -------                         -----------

     *3.1       Amended Declaration of Trust of UNICCO Service Company

     *3.2       Certificate of Incorporation of UNICCO Finance Corp.

     *3.3       By-laws of UNICCO Service Company

     *3.4       By-laws of UNICCO Finance Corp.

     *3.5       Articles of Organization of USC, Inc.

     *3.6       Certificate of Incorporation of UNICCO Government Services, Inc.

     *3.7       Certificate of Incorporation of UNICCO Security Services, Inc.

     *3.8       By-laws of USC, Inc.

     *3.9       By-laws of UNICCO Government Services, Inc.

     *3.10      By-laws of UNICCO Security Services, Inc.

     *4.1 Indenture dated October 17, 1997 among UNICCO Service Company, UNICCO Finance Corp., the Guarantors party thereto and State Street Bank and Trust Company, as Trustee

    **4.2       First Supplemental Indenture and Guarantee

     *4.3       Form of Notes (included in Exhibit 4.1)

    *4.4        Form of Guaranty (included in Exhibit 4.1)

   *10.1 Amended and Restated Revolving Credit Agreement dated as of October 17, 1997 by and among BankBoston, N.A. and other banks party thereto, and UNICCO Service Company, USC, Inc., UNICCO Finance Corp., UNICCO Security Services, Inc. and UNICCO Government Services, Inc.

 ***10.2 Modification No. 1 dated as of March 31, 1998 to Amended and Restated Revolving Credit Agreement

 ***10.3 Second Amendment dated as of June 30, 1998 to Amended and Restated Revolving Credit Agreement

   *10.4        Employment Agreement with John P. McGillicuddy dated June 25,
                1996

   *10.5 Share Purchase Agreement with George A. Keches dated June 20, 1996 and Amendment No. 1 to Share Purchase Agreement dated February 2, 1998

   *10.6 Share Purchase Agreement with John C. Feitor dated July 1, 1989 and Amendment No. 1 to Share Purchase Agreement dated
                February 2, 1998

   *10.7 Amendment to Employment Agreement with John P. McGillicuddy dated January 13, 1998

   *10.8 Non-Competition Agreement with John P. McGillicuddy dated January 13, 1998

   *10.9 Note Purchase Agreement dated June 28, 1996 by and among Massachusetts Capital Resource Company and UNICCO Service Company, USC, Inc., UNICCO Security Services, Inc. and UNICCO Government Services, Inc., as amended by First Amendment to Note Purchase Agreement dated October 17, 1997

   *16.1        Letter re: change in certifying accountant

 ***21.1        Subsidiaries of the Registrant

 ***27.1        Financial Data Schedule

- -------------
* Incorporated by reference to the Company's Form S-4 Registration Statement declared effective by the Commission on February 6, 1998 (File No. 333-42407).
** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.
***  Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             UNICCO SERVICE COMPANY


Dated: October 1, 1998                       By: /s/ Steven C. Kletjian
                                                 ----------------------------
                                                 Steven C. Kletjian
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Steven C. Kletjian          Chief Executive Officer        October 1, 1998
- ---------------------------     and Chairman of the
Steven C. Kletjian              Board of Trustees


/s/ George A. Keches            Executive Vice President,      October 1, 1998
- ---------------------------     Chief Financial Officer
George A. Keches                and Treasurer


/s/ Richard J. Kletjian         Trustee                        October 1, 1998
- ---------------------------
Richard J. Kletjian


/s/ Robert P. Kletjian          Trustee                        October 1, 1998
- ---------------------------
Robert P. Kletjian


/s/ Sharkay Kletjian            Trustee                        October 1, 1998
- ---------------------------
Sharkay Kletjian