Form 10-Q
period 1998-09-27
UNICCO SERVICE CO
filed 1998-11-12
CIK 1050011

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998              COMMISSION FILE
                                                               NUMBER: 333-42407


                             UNICCO SERVICE COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


MASSACHUSETTS                                                         04-2872501
(STATE OR OTHER JURISDICTION OF                                    (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

FOUR COPLEY PLACE, BOSTON, MASSACHUSETTS                                   02116
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


                              YES [X]      NO [ ]



================================================================================

                             UNICCO SERVICE COMPANY

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 27, 1998


                                TABLE OF CONTENTS

                                                                           PAGE

PART I.  Financial Information

ITEM 1.  Financial Statements:

                  Consolidated Statements of Income and Comprehensive
                  Income for the three months ended September 27, 1998
                  and September 28, 1997 (unaudited)                         3

                  Consolidated Balance Sheets at September 27, 1998
                  (unaudited) and June 28, 1998                              4

                  Consolidated Statements of Cash Flows for the three
                  months ended September 27, 1998 and September 28,
                  1997 (unaudited)                                           5

                  Notes to Consolidated Financial Statements                 6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          12

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk         14

PART II. Other Information                                                  15

         Signatures                                                         16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             UNICCO SERVICE COMPANY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)


                                                              THREE MONTHS ENDED
                                                        ------------------------------
                                                        SEPTEMBER 27,     SEPTEMBER 28,
                                                            1998             1997
                                                        -------------     -------------

Service revenues .......................................  $122,791         $120,235

Cost of service revenues ...............................   108,311          107,420
                                                          --------         --------
   Gross profit ........................................    14,480           12,815

Selling, general and administrative expenses ...........     9,221            8,363

Amortization of intangible assets ......................     1,082            1,042
                                                          --------         --------
   Operating income ....................................     4,177            3,410

Interest income ........................................       161                1

Interest expense .......................................    (2,985)          (3,007)
                                                          --------         --------
   Income from continuing operations before
   income taxes ........................................     1,353              404

Provision for income taxes .............................       232              123
                                                          --------         --------
Income from continuing operations ......................     1,121              281

Discontinued operations:

Income from discontinued operations,
Net of tax of $13 and $66 ..............................       727              297
                                                          --------         --------
Net income .............................................  $  1,848         $    578
                                                          ========         ========




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      SEPTEMBER 27,
                                                                          1998              JUNE 28,
                                                                       (UNAUDITED)            1998
                                                                      -------------         --------
ASSETS
Current assets:
  Cash and cash equivalents .........................................    $  3,196           $  9,151
  Accounts receivable, less reserves of $2,215 and $2,010 ...........      52,869             48,789
  Unbilled receivables ..............................................      28,593             27,361
  Other current assets ..............................................       2,282              2,394
                                                                         --------           --------
      Total current assets ..........................................      86,940             87,695
                                                                         --------           --------
Property and equipment, at cost .....................................      15,673             13,626
  Less - accumulated depreciation and amortization ..................      10,083              9,692
                                                                         --------           --------
                                                                            5,590              3,934
                                                                         --------           --------

Notes receivable and accrued interest from officers .................         475                475
Intangible assets, net of amortization ..............................      46,656             45,258
Other assets, net ...................................................       6,343              6,046
Net assets of discontinued operations ...............................       7,204              7,381
                                                                         --------           --------
                                                                           60,678             59,160
                                                                         --------           --------
                                                                         $153,208           $150,789
                                                                         ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdraft ....................................................    $  1,479           $     --
  Accounts payable ..................................................       4,942              5,114
  Accrued payroll and payroll-related expenses ......................      15,595             17,835
  Deferred income taxes .............................................       2,628              2,628
  Other accrued expenses ............................................       8,208              6,377
                                                                         --------           --------
      Total current liabilities .....................................      32,852             31,954
                                                                         --------           --------

Long-term liabilities:
  Long-term debt, less current portion ..............................     109,556            109,544
  Other long-term liabilities .......................................         298                401
                                                                         --------           --------
      Total long-term liabilities ...................................     109,854            109,945
                                                                         --------           --------

Commitments and Contingencies

Shareholders' equity:
  Common shares .....................................................         378                378
  Retained earnings .................................................      10,870              9,222
  Accumulated other comprehensive income ............................         (84)               (48)
                                                                         --------           --------
                                                                           11,164              9,552

Less:
Treasury shares at cost .............................................        (502)              (502)
Notes receivable from stock sales ...................................        (160)              (160)
                                                                         --------           --------
     Total shareholders' equity .....................................      10,502              8,890
                                                                         --------           --------
                                                                         $153,208           $150,789
                                                                         ========           ========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              THREE MONTHS ENDED
                                                                       -------------------------------
                                                                       SEPTEMBER 27,     SEPTEMBER 28,
                                                                            1998             1997
                                                                       -------------     -------------

Cash flows relating to operating activities:
    Net income .......................................................    $ 1,848           $   578
    Adjustments to reconcile net income
        to net cash provided by (used in) operating activities:
        Amortization of intangible assets ............................      1,232             1,192
        Amortization of debt issue costs and discount ................        125               271
        Depreciation and amortization ................................        499               585
        Loss on disposals ............................................         (4)               14

    Changes in assets and liabilities:
        Accounts receivable ..........................................     (4,171)            2,660
        Unbilled receivables .........................................     (1,238)           (1,986)
        Other current assets .........................................        288               913
        Other long-term assets .......................................       (190)               87
        Cash overdraft ...............................................      1,479            (2,301)
        Accounts payable .............................................       (161)           (2,099)
        Accrued expenses and other current liabilities ...............       (449)              852
        Other long-term liabilities ..................................       (103)             (602)
                                                                          -------           -------

        Net cash provided by (used in) operating activities ..........       (845)              164
                                                                          -------           -------

Cash flows relating to investing activities:
    Purchases of property and equipment, net .........................       (495)             (250)
    Proceeds from sale of property and equipment .....................         19                --
    Payments received for notes receivable from officers .............         --                30
    Acquisition ......................................................     (4,436)               --
                                                                          -------           -------
        Net cash used in investing activities ........................     (4,912)             (220)
                                                                          -------           -------

Cash flows relating to financing activities:
    Proceeds from line of credit .....................................         --             1,165
    Payments of debt .................................................         --            (1,900)
    Increase in debt issuance costs ..................................         --              (552)
    Distributions to shareholders ....................................       (200)             (200)
    Payment on note payable to related party .........................         --              (282)
    Payments received for notes receivable from stock sales ..........         --                 3
                                                                          -------           -------
        Net cash used in financing activities ........................       (200)           (1,766)
                                                                          -------           -------

Effect of exchange rate changes on cash and cash equivalents .........          2                --
                                                                          -------           -------

Net decrease in cash and cash equivalents ............................     (5,955)           (1,822)

Cash and cash equivalents, beginning of period .......................      9,151             3,928
                                                                          -------           -------

Cash and cash equivalents, end of period .............................    $ 3,196           $ 2,106
                                                                          =======           =======






   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1998

(1) INTERIM FINANCIAL STATEMENTS

These consolidated financial statements include the accounts of UNICCO Service Company ("UNICCO" or the "Company") and its wholly-owned subsidiaries for the period subsequent to October 17, 1997. Prior to that time, the financial statements were prepared on a combined basis as all entities within the consolidated group (the "Group") had been owned, managed and controlled by common shareholders. All significant intercompany transactions have been eliminated.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial position of the Company and its subsidiaries at September 27, 1998 and the results of their operations and their cash flows for the three month periods ended September 27, 1998 and September 28, 1997, respectively.

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as allowed by Regulation S-X, Article
10. Results for any interim period are not necessarily indicative of results to be anticipated for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended June 28, 1998 in its Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Certain information in the accompanying condensed consolidated statements of operations for the three month period ended September 28, 1997 has been reclassified to conform to the current three month presentation.

(2) COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130), became effective for annual periods beginning after December 15, 1997 and establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. FAS 130 requires only additional reporting in the consolidated financial statements and does not affect the Company's financial position or results of operations. The components of comprehensive income for the three month period ended September 27, 1998 are set forth below:
                                                              (Unaudited)
                                                              In Thousands
                                                              ------------

Net income ...............................................       $1,848
Other comprehensive income-
foreign currency translation adjustment ..................          (36)
                                                                 ------
Comprehensive income .....................................       $1,812
                                                                 ======



(3) CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

     The Company's Senior Subordinated Notes due 2007 (the "Notes") are guaranteed, fully, unconditionally and jointly and severally, by certain of UNICCO's directly and indirectly wholly owned domestic subsidiaries. UNICCO's wholly-owned Canadian subsidiary ("UFSCC") is not a guarantor of this debt. Separate financial statements of the guarantor subsidiaries and of UNICCO Finance Corp., a wholly-owned restricted-purpose subsidiary which is the co-issuer of the Notes, are not presented because management has determined that they would not be material to investors. The following presents consolidating financial information for (i) UNICCO only, (ii) the guarantor subsidiaries on a combined basis, (iii) the nonguarantor subsidiary - UFSCC - and (iv) the Company on a consolidated basis.

CONSOLIDATING STATEMENT OF OPERATIONS - (IN THOUSANDS)

                                                            FOR THE THREE MONTHS ENDED SEPTEMBER 27, 1998 (UNAUDITED)
                                                      ----------------------------------------------------------------------
                                                                                  NONGUARANTOR
                                                                     GUARANTOR     SUBSIDIARY                   CONSOLIDATED
                                                       UNICCO      SUBSIDIARIES       UFSCC     ELIMINATIONS        TOTAL
                                                      --------     ------------   ------------  ------------    ------------

Service revenues ..............................       $103,894        $10,934        $7,963        $    --        $122,791
Cost of service revenues ......................         92,001          9,232         7,078             --         108,311
                                                      --------        -------        ------        -------        --------
  Gross profit ................................         11,893          1,702           885             --          14,480
Selling, general and administrative
  expenses ....................................          8,255            465           501             --           9,221
Amortization of intangible assets .............            909            127            46             --           1,082
                                                      --------        -------        ------        -------        --------
  Operating income ............................          2,729          1,110           338             --           4,177
Interest income ...............................            144              2            15             --             161
Interest expense ..............................         (2,868)           (20)          (97)            --          (2,985)
                                                      --------        -------        ------        -------        --------
Income from continuing operations
  before income taxes .........................              5          1,092           256             --           1,353
Provision for income taxes ....................             --             50           182             --             232
                                                      --------        -------        ------        -------        --------
Income from continuing operations
  before equity in net earnings of
  subsidiaries ................................              5          1,042            74             --           1,121
Equity in net earnings of subsidiaries ........          1,843             15            --         (1,858)             --
                                                      --------        -------        ------        -------        --------

Income from continuing operations .............          1,848          1,057           74          (1,858)          1,121
Discontinued operations :
Income from discontinued operations,
  net of tax of $13 ...........................             --            727            --             --             727
                                                      --------        -------        ------        -------        --------
Net income (loss) .............................       $  1,848        $ 1,784        $   74        $(1,858)       $  1,848
                                                      ========        =======        ======        =======        ========


                                                            FOR THE THREE MONTHS ENDED SEPTEMBER 28, 1997 (UNAUDITED)
                                                      ----------------------------------------------------------------------
                                                                                  NONGUARANTOR
                                                                     GUARANTOR     SUBSIDIARY                   CONSOLIDATED
                                                       UNICCO      SUBSIDIARIES       UFSCC     ELIMINATIONS        TOTAL
                                                      --------     ------------   ------------  ------------    ------------

Service revenues ..............................       $ 102,949       $9,519         $7,767         $ --           $120,235
Cost of service revenues ......................          92,303        8,199          6,918           --            107,420
                                                      ---------       ------         ------         ----           --------
  Gross profit ................................          10,646        1,320            849           --             12,815
Selling, general and administrative
  expenses ....................................           7,476          302            585           --              8,363
Amortization of intangible assets .............             912           97             33           --              1,042
                                                      ---------       ------         ------         ----           --------
  Operating income ............................           2,258          921            231           --              3,410
Interest income ...............................               1           --             --           --                  1
Interest expense ..............................          (2,583)        (311)          (113)          --             (3,007)
                                                      ---------       ------         ------         ----           --------
Income from continuing operations
  before income Taxes .........................            (324)         610            118           --                404
Provision for income taxes ....................             (42)          48            117           --                123
                                                      ---------       ------         ------         ----           --------
Income from continuing operations
  before equity in net earnings of
  subsidiaries ................................            (282)         562              1           --                281
Equity in net earnings of subsidiaries ........               1           --             --           (1)                --
                                                      ---------       ------         ------         ----           --------
Income from continuing operations .............            (281)         562              1           (1)               281
Discontinued operations :

Income from discontinued operations,
  net of tax of $66 ...........................              --          297             --           --                297
                                                      ---------       ------         ------         ----           --------
Net income (loss) .............................       $    (281)      $  859         $    1         $ (1)          $    578
                                                      =========       ======         ======         ====           ========

CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)

                                                                         SEPTEMBER 27, 1998 (UNAUDITED)
                                                      ----------------------------------------------------------------------
                                                                                  NONGUARANTOR
                                                                     GUARANTOR     SUBSIDIARY-                  CONSOLIDATED
                                                       UNICCO      SUBSIDIARIES       UFSCC     ELIMINATIONS        TOTAL
                                                      --------     ------------   ------------  ------------    ------------
Assets
Current assets:
Cash and cash equivalents .....................       $  2,340        $    46        $   810      $     --        $  3,196
Accounts receivable, less reserve of
$2,215 ........................................         36,227         12,986          3,656            --          52,869
Unbilled receivables ..........................         21,485          6,983            125            --          28,593
Intercompany receivable (payable) .............         13,625         (7,507)        (6,118)           --              --
Other current assets ..........................          1,680            318            284            --           2,282
                                                      --------        -------        -------      --------        --------
         Total current assets .................         75,357         12,826         (1,243)           --          86,940
                                                      --------        -------        -------      --------        --------
Property and equipment, at cost ...............         12,237          1,133          2,303            --          15,673
Less -accumulated depreciation and
amortization ..................................          8,962            856            265            --          10,083
                                                      --------        -------        -------      --------        --------
    Net property and equipment ................          3,275            277          2,038            --           5,590
                                                      --------        -------        -------      --------        --------
Due from (to) affiliates ......................         14,509           (620)            --       (13,889)             --
Investment in subsidiary ......................          8,423            591             --        (9,014)             --
Notes receivable and accrued interest
from officers .................................            475             --             --            --             475
Intangible assets, net of amortization ........         36,319          6,110          4,227            --          46,656
Other assets, net .............................          6,009             89            245            --           6,343
Net assets of discontinued operations .........             --          7,204             --            --           7,204
                                                      --------        -------        -------      --------        --------
                                                        65,735         13,374          4,472       (23,903)         60,678
                                                      --------        -------        -------      --------        --------
                                                      $144,367        $26,477        $ 5,267      $(22,903)       $153,208
                                                      ========        =======        =======      ========        ========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft ................................       $    340        $ 1,139        $    --      $     --        $  1,479
Accounts payable ..............................          3,018            972            952            --           4,942
Accrued payroll and payroll-related
expenses ......................................         11,494          2,755          1,346            --          15,595
Deferred income taxes .........................          1,771            857             --            --           2,628
Other accrued expenses ........................          7,517            454            237            --           8,208
                                                      --------        -------        -------      --------        --------
         Total current liabilities ............         24,140          6,177          2,535            --          32,852
                                                      --------        -------        -------      --------        --------

Long-term liabilities:
Long-term debt, less current portion ..........        109,556             --             --            --         109,556
Other long-term liabilities ...................            298             --             --            --             298
                                                      --------        -------        -------      --------        --------
         Total long-term liabilities ..........        109,854             --             --            --         109,854
                                                      --------        -------        -------      --------        --------

Commitments and Contingencies

Shareholders' equity ..........................         11,035         20,300          2,732       (22,903)         11,164
Less treasury shares at cost ..................           (502)            --             --            --            (502)
Less notes receivable from stock sales ........           (160)            --             --            --            (160)
                                                      --------        -------        -------      --------        --------
         Total shareholders' equity ...........         10,373         20,300          2,732       (22,903)         10,502
                                                      --------        -------        -------      --------        --------
                                                      $143,367        $26,477        $ 5,267      $(22,903)       $153,208
                                                      ========        =======        =======      ========        ========

CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)

                                                                                 JUNE 28, 1998
                                                      ----------------------------------------------------------------------
                                                                                  NONGUARANTOR
                                                                     GUARANTOR     SUBSIDIARY-                  CONSOLIDATED
                                                       UNICCO      SUBSIDIARIES       UFSCC     ELIMINATIONS        TOTAL
                                                      --------     ------------   ------------  ------------    ------------
Assets
Current assets:
Cash and cash equivalents .....................       $  9,089        $   300        $ 1,007      $ (1,245)       $  9,151
Accounts receivable, less reserve of
$2,010 ........................................         33,519         12,013          3,257            --          48,789
Unbilled receivables ..........................         20,178          7,003            180            --          27,361
Intercompany receivable (payable) .............         10,837         (8,934)        (1,903)           --
Other current assets ..........................          1,995            278            121            --           2,394
                                                      --------        -------        -------      --------        --------
         Total current assets .................         75,618         10,660          2,662        (1,245)         87,695
                                                      --------        -------        -------      --------        --------
Property and equipment, at cost ...............         11,835          1,133            658            --          13,626
Less -accumulated depreciation and
  amortization ................................          8,628            820            244            --           9,692
                                                      --------        -------        -------      --------        --------
     Net property and equipment ...............          3,207            313            414            --           3,934
                                                      --------        -------        -------      --------        --------
Due from (to) affiliates ......................         14,509           (620)            --       (13,889)             --
Investment in subsidiary ......................          6,581            575             --        (7,156)             --
Notes receivable and accrued interest
  from officers ...............................            475             --             --            --             475
Intangible assets, net of amortization ........         37,229          6,239          1,790            --          45,258
Other assets, net .............................          5,887            138             21            --           6,046
Net assets of discontinued operations .........             --          7,381             --            --           7,381
                                                      --------        -------        -------      --------        --------
                                                        64,681         13,713          1,811       (21,045)         59,160
                                                                      -------        -------      --------        --------
                                                      $143,506        $24,686        $ 4,887      $(22,290)       $150,789
                                                      ========        =======        =======      ========        ========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft ................................       $     --        $ 1,245        $    --      $ (1,245)       $     --
Accounts payable ..............................          3,452          1,235            427            --           5,114
Accrued payroll and  payroll-related
  expenses ....................................         14,056          2,380          1,399            --          17,835
Deferred income taxes .........................          1,771            857             --            --           2,628
Other accrued expenses ........................          5,557            453            367            --           6,377
                                                      --------        -------        -------      --------        --------
         Total current liabilities ............         24,836          6,170          2,193        (1,245)         31,954
                                                      --------        -------        -------      --------        --------
Long-term liabilities:
Long-term debt, less current portion ..........        109,544             --             --            --         109,544
Other long-term liabilities ...................            401             --             --            --             401
                                                      --------        -------        -------      --------        --------
         Total long-term liabilities ..........        109,945             --             --            --         109,945
                                                      --------        -------        -------      --------        --------

Commitments and Contingencies
Shareholders' equity ..........................          9,387         18,516          2,694       (21,045)          9,552
Less treasury shares at cost ..................           (502)            --             --            --            (502)
Less notes receivable from stock sales ........           (160)            --             --            --            (160)
                                                      --------        -------        -------      --------        --------
         Total shareholders' equity ...........          8,725         18,516          2,694       (21,045)          8,890
                                                      --------        -------        -------      --------        --------
                                                      $143,506        $24,686        $ 4,887      $(22,290)       $150,789
                                                      ========        =======        =======      ========        ========

CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)

                                                                THREE MONTHS ENDED SEPTEMBER 27, 1998 (UNAUDITED)
                                                      ----------------------------------------------------------------------
                                                                                  NONGUARANTOR
                                                                     GUARANTOR     SUBSIDIARY-                  CONSOLIDATED
                                                       UNICCO      SUBSIDIARIES       UFSCC     ELIMINATIONS        TOTAL
                                                      --------     ------------   ------------  ------------    ------------
Cash flows relating to operating activities:
   Net income (loss) ...............................  $ 1,848         $ 1,784        $    74       (1,858)         $ 1,848
   Net earnings from equity investment .............   (1,843)            (15)            --        1,858               --
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Amortization of intangible assets ............      909             277             46           --            1,232
      Amortization of debt issue costs
        and discount ...............................      125              --             --           --              125
      Depreciation and amortization ................      413              66             20           --              499
      Loss on disposals ............................       (4)             --             --           --               (4)
      Extraordinary loss ...........................       --              --             --           --               --

      Changes in assets and liabilities:
        Accounts receivable ........................   (2,708)           (973)          (490)          --           (4,171)
        Unbilled receivables .......................   (1,307)             20             49           --           (1,238)
        Intercompany receivable (payable) ..........   (2,788)         (1,427)         4,254          (39)              --
        Other current assets .......................      315             (41)            14           --              288
        Other long-term assets .....................     (234)             47             (3)          --             (190)
        Cash overdraft .............................      340            (106)            --        1,245            1,479
        Accounts payable ...........................     (435)           (262)           536           --             (161)
        Accrued expenses and other current
          liabilities ..............................     (601)            376           (224)          --             (449)
        Other long-term liabilities ................     (103)             --             --           --             (103)
                                                      -------         -------        -------      -------          -------
      Net cash provided by (used in)
        operating activities .......................   (6,073)           (254)         4,276        1,206             (845)
                                                      -------         -------        -------      -------          -------

Cash relating to investing activities:
   Due to/from affiliates ..........................       --              --             --           --               --
   Acquisition .....................................       --              --         (4,436)          --           (4,436)
   Purchase of property and equipment, net .........     (495)             --             --           --             (495)
   Proceeds from sale of property and
      equipment ....................................       19              --             --           --               19
                                                      -------         -------        -------      -------          -------
      Net cash used in
        investing activities .......................     (476)             --         (4,436)          --           (4,912)
                                                      -------         -------        -------      -------          -------
Cash flows relating to financing activities:
   Proceeds (repayments) of line of credit .........       --              --             --           --               --
   Proceeds from debt ..............................       --              --             --           --               --
   Payments of debt ................................       --              --             --           --               --
   Increase in debt issuance costs .................       --              --             --           --               --
   Distribution to shareholders ....................     (200)             --             --           --             (200)
   Payment on note payable to related party ........       --              --             --           --               --
   Payments received for notes receivable
    from stock sales ...............................       --              --             --           --               --
                                                      -------         -------        -------      -------          -------
      Net cash used in financing activities ........     (200)             --             --           --             (200)
                                                      -------         -------        -------      -------          -------

Effect of exchange rate changes on cash and
   cash equivalents ................................       --              --            (37)          39                2
                                                      -------         -------        -------      -------          -------
Net increase (decrease) in cash and cash
   equivalents .....................................   (6,749)           (254)          (197)       1,245           (5,955)
Cash and cash equivalents, beginning
   of period .......................................    9,089             300          1,007       (1,245)           9,151
                                                      -------         -------        -------      -------          -------
Cash and cash equivalents, end of period ...........  $ 2,340         $    46        $   810      $    --          $ 3,196
                                                      =======         =======        =======      =======          =======

CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)

                                                                THREE MONTHS ENDED SEPTEMBER 28, 1997 (UNAUDITED)
                                                      ----------------------------------------------------------------------
                                                                                  NONGUARANTOR
                                                                     GUARANTOR     SUBSIDIARY-                  CONSOLIDATED
                                                       UNICCO      SUBSIDIARIES       UFSCC     ELIMINATIONS        TOTAL
                                                      --------     ------------   ------------  ------------    ------------
Cash flows relating to operating activities:
   Net income (loss) ...............................  $  (281)        $   859        $     1         $ (1)        $   578
   Net earnings from equity investment .............       (1)             --             --            1              --
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Amortization of intangible assets ............      910             247             35           --           1,192
      Amortization of debt issue costs
        and discount ...............................      271              --             --           --             271
      Depreciation and amortization ................      517              43             25           --             585
      Loss on disposals ............................       (2)             16             --           --              14

      Changes in assets and liabilities:
        Accounts receivable ........................    1,758           1,421           (519)          --           2,660
        Unbilled receivables .......................   (1,730)           (256)            --           --          (1,986)
        Prepaid insurance ..........................       --              --             --           --              --
        Intercompany receivable (payable) ..........    3,539          (3,517)           (22)          --              --
        Other current assets .......................    1,014               4           (105)          --             913
        Other long-term assets .....................      102             (16)             1           --              87
        Cash overdraft .............................   (3,470)            847            322           --          (2,301)
        Accounts payable ...........................   (1,401)           (276)          (422)          --          (2,099)
        Accrued expenses and other current
          liabilities ..............................    1,373              10           (531)          --             852
        Other long-term liabilities ................     (602)             --             --           --            (602)
                                                      -------         -------        -------         ----         -------
      Net cash provided by (used in)
        operating activities .......................    1,997            (618)        (1,215)          --             164
                                                      -------         -------        -------         ----         -------

Cash relating to investing activities:
   Due to/from affiliates ..........................      (11)             11             --           --              --
   Purchases of property and equipment, net ........     (231)             (8)           (11)          --            (250)
   Payments received for notes receivable
      from officers ................................       30              --             --           --              30
                                                      -------         -------        -------         ----         -------
      Net cash provided by (used in)
        investing activities .......................     (212)              3            (11)          --            (220)
                                                      -------         -------        -------         ----         -------

Cash flows relating to financing activities:
   Proceeds (repayments) of line of credit .........    1,165              --             --           --           1,165
   Proceeds from debt ..............................       --              --             --           --              --
   Payments of debt ................................   (1,900)             --             --           --          (1,900)
   Increase in debt issuance costs .................     (552)             --             --           --            (552)
   Distribution to shareholders ....................     (200)             --             --           --            (200)
   Payment on note payable to related party ........     (282)             --             --           --            (282)
   Payments received for notes receivable
    from stock sales ...............................        3              --             --           --               3
                                                      -------         -------        -------         ----         -------
      Net cash used in financing activities ........   (1,766)             --             --           --          (1,766)
                                                      -------         -------        -------         ----         -------

Effect of exchange rate changes on cash and

   cash equivalents ................................       --              --             --           --              --
                                                      -------         -------        -------         ----         -------
Net increase (decrease) in cash and cash
   equivalents .....................................       19            (615)        (1,226)          --          (1,822)
Cash and cash equivalents, beginning of
   period ..........................................    1,998             621          1,309           --           3,928
                                                      -------         -------        -------         ----         -------
Cash and cash equivalents, end of period ...........  $ 2,017         $     6        $    83         $ --         $ 2,106
                                                      =======         =======        =======         ====         =======

(3)  LITIGATION

     In the ordinary course of business, the Company is party to various types of litigation. The Company believes that, in the aggregate, all litigation currently pending or threatened will not have a material adverse effect on the Company's financial position or results of operations.

(4)  ACQUISITION

     Effective September 1, 1998, the Company acquired certain assets of Empire Maintenance Industries, Inc., a Canadian janitorial services company ("Empire"), for $4.4 million in cash. The acquisition was accounted for as a purchase and the purchase price has been allocated on a preliminary basis in the September 27, 1998 consolidated balance sheet. The operations of Empire for the period September 1, 1998 through September 27, 1998 are not included in the accompanying financial statements as the information was not available and is not material to the consolidated results of operations.

(5)  SALE OF DISCONTINUED OPERATIONS - SUBSEQUENT EVENT

     On October 26, 1998, the Company entered into a Stock Purchase Agreement whereby the Company will sell its subsidiary, UNICCO Security Services, Inc., for $12 million in cash. The consummation of the transaction is subject to certain customary conditions specified in the Agreement. The operating results of the Company's Security subsidiary are reported in discontinued operations in the accompanying financial statements. The security business provided $805,000 in cash from its operating activities during the three month period ended September 27, 1998, which was used to reduce intercompany debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28,
1997

     REVENUES Revenues for the first quarter of fiscal 1999, which ended September 27, 1998, were $122.8 million compared to $120.2 million for the first quarter of fiscal 1998, which ended September 28, 1997, an increase of $2.6 million or 2.2%. This increase was primarily attributable to revenue increases in the Company's Midwest Region ($1.7 million) as a result of the February, 1998 acquisition of American Building Services, Inc. Revenues in the Company's Southwest Region decreased $1.1 million due to the loss of several contracts. Management believes that the loss of such contracts is not material due to the low margins associated with this lost business. Other regions accounted for an aggregate increase of $2.0 million of revenue. Such increases resulted from services performed under new contracts and the impact of a full quarter's revenue from contracts acquired in the prior year. In addition, the Company's Canadian operations increased its revenues by $1.3 million (Canadian dollars); however, the weakening of the Canadian dollar from the prior year comparable quarter substantially reduced the impact of this increase, resulting in an increase of only $0.2 million (U.S. dollars).

     COST OF REVENUES Cost of revenues for the first quarter of fiscal 1999 were $108.3 million, or 88.2% of revenues, compared to $107.5 million, or 89.4% of revenues, for the first quarter of fiscal 1998. This improvement was primarily due to a decrease in direct labor as a percentage of revenues. Direct labor as a percentage of revenues was 57.5% in the 1998 period, compared to 58.0 % in the comparable quarter in fiscal 1997. This improvement was primarily attributable to efficiencies in the management of labor costs. Insurance costs increased in the first quarter of fiscal 1999 due to the payment of additional administrative costs of $0.5 million representing additional workers' compensation insurance costs relating to payroll audits and state assessments by the Company's insurance carrier.

     GROSS PROFIT As a result of the foregoing, gross profit for the first quarter of fiscal 1999 was $14.5 million, or 11.8% of revenues, compared to $12.8 million, or 10.7% of revenues, for the comparable period in fiscal 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the first quarter of fiscal 1999 were $9.2 million, or 7.5% of revenues, compared to $8.4 million, or 7.0% of revenues, for the first quarter of fiscal 1998. The increase of $ 0.8 million is primarily due to increases in salaries and wages and payroll-related costs of $ 0.4 million as a result of the impact of annual salary adjustments effective July 1, 1998. Additionally, office and occupancy costs increased $ 0.2 million between the comparable periods, primarily as a result of increased computer lease costs, depreciation expense and temporary help.

Professional fees, primarily consisting of external programming related costs, decreased $ 0.2 million between the comparable periods as a result of the completion of the systems integration of the Ogden business acquired in June 1996. Recruiting expenses, including relocation expense, increased $0.2 million, primarily due to the relocation expenses of certain management personnel to the corporate headquarters as well as regional offices. Travel and entertainment expenses also increased $0.1 million as a result of the impact of new business opportunities and servicing a larger, geographically disbursed customer base.

     AMORTIZATION OF INTANGIBLE ASSETS Amortization expense was $1.0 million in the first quarter of fiscal 1999 and fiscal 1998.

     INCOME FROM OPERATIONS As a result of the foregoing, income from operations for the first quarter of fiscal 1999 was $4.2 million, or 3.4% of revenues, compared to $3.4 million, or 2.8% of revenues for the first quarter of fiscal 1998.

EBITDA As a result of the foregoing, EBITDA for the first quarter of fiscal 1999 was $5.7 million, or 4.6 % of revenues, compared to $ 5.0 million, or 4.2 % of revenues, for the first quarter of fiscal 1998. EBITDA excludes the earnings of the Company's discontinued security operations, which were $ 0.9 million and $
0.5 million for the first quarter of fiscal 1999 and 1998, respectively. EBITDA is defined as earnings before provision for income taxes, interest expense, interest income and depreciation and amortization. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment; (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles; (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

     INTEREST EXPENSE Interest expense for the first quarter of fiscal 1999 was $2.9 million, or 2.4% of revenues, compared to $3.0 million, or 2.5% of revenues, for the first quarter of fiscal 1998.

     INCOME TAXES Provision for income taxes for the first quarter of fiscal 1999 was $0.2 million, or 17% of income before provision for income taxes, compared to $0.1 million, or 30% of income before provision for income taxes, for the first quarter of fiscal 1998. The higher effective tax rate in the first quarter of fiscal 1998 resulted from the significant growth in the working capital of the Ogden operations acquired at the end of fiscal 1996.

     NET INCOME (LOSS) As a result of the foregoing, net income for the first quarter of fiscal 1999 was $1.8 million, or 1.5% of revenues, compared to net income of $0.6 million, or 0.5% of revenues, for the first quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended September 27, 1998, the Company's cash balance decreased by $6.0 million, including $0.8 million of net cash used in operating activities and $4.9 million used for investing activities. Investing activities included cash of $4.4 million for the Empire acquisition in September 1998. Net cash used in financing activities during the period was $0.2 million.

     For the three months ended September 28, 1997, net cash used in financing activities was $1.8 million, which primarily represented borrowings under the Company's line of credit.

     Capital expenditures were $0.5 million and $0.3 million, respectively, for the three month periods ended September 1998 and l997. The Company's operations do not generally require material investment in capital assets. The Company expects that its capital expenditure requirements will not increase materially during the next three quarters of fiscal 1999.

     The Company is party to an amended revolving credit facility (the "Credit Facility") under which the Company may borrow up to $45.0 million for working capital and general corporate purposes, subject to certain conditions. There were no borrowings under the Credit Facility as of September 27, 1998. The Credit Facility, the Indenture governing the Company's Senior Subordinated Notes due 2007 and the terms of the Company's other subordinated indebtedness include certain financial and operating covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, make investments and take other actions. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors.

     The Company's principal capital requirements are to service the Company's indebtedness, for working capital and, to a lesser extent, to fund capital expenditures. The Company believes that its cash flow from operations, together with its borrowing capacity under the Credit Facility, will be sufficient to meet such requirements as they now exist.

YEAR 2000 COMPLIANCE

     Status of Year 2000 Preparations. The Company's information systems are licensed from outside vendors. The Company's principal outside vendor has released an upgrade of the primary software used by the Company to perform its accounting, payroll, accounts payable, invoicing and financial reporting functions. The vendor has represented to the Company that this upgrade is Year 2000 compliant. Under its current timetable, the Company anticipates installation and testing of the upgrade in late calendar 1998 and implementation by March 1999. Following this implementation, the Company believes that its primary information technology systems will be Year 2000 compliant.

     With respect to non-information technology systems, such as embedded microprocessors, the Company is continuing its review of its potential Year 2000 exposure from these systems.

     Cost of Year 2000 Remediation. The Company's Year 2000 remediation costs expended in fiscal 1998 and the three month period ended September 27, 1998, including costs of acquiring Year 2000 compliant software, hardware and non-information technology equipment (other than replacements that would have been purchased regardless of the Year 2000 issue), and hiring or outsourcing Year 2000 solution providers, have been approximately $65,000 and $195,000, respectively. The Company's most recent assessment of its additional expenditures related to Year 2000 remediation of its primary information technology systems was increased to approximately $680,000 due to an increase in required programming and training resources. Such estimate is subject to change, particularly as a result of uncertainties resulting from the factors described below.

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

GENERAL

     Certain statements contained in this report are forward-looking and represent the Company's expectations or beliefs concerning future events. Without limiting the foregoing, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that these and similar statements involve risks, uncertainties and assumptions that could cause actual results or events to differ materially from those described in such forward-looking statements. Factors which could cause such differences include the Company's degree of leverage, restrictions in the Company's debt agreements, dependence on key personnel, the short-term nature of the Company's contracts, potential environmental or other liabilities, competitive factors and pricing pressures, assimilation of past or future acquisitions, general economic conditions and the acts of third parties, as well as other factors which are described, from time to time, in the Company's Registration Statement on Form S-4 (File No. 333-42407), and periodic reports filed with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is not involved in any pending legal proceedings other than those arising in the ordinary course of the Company's business. Management believes that the resolution of these matters will not materially affect the Company's financial position or results of operations (see Note 3 to the accompanying Consolidated Financial Statements).


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          See the information regarding acquisition and disposition activity in Notes 4 and 5 to the accompanying Consolidated Financial Statements.


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



                              UNICCO SERVICE COMPANY
                              --------------------------------------------------
                              Registrant


November 12, 1998             By: /s/ Steven C. Kletjian
                                  ----------------------------------------------
                                  Steven C. Kletjian, President,
                                  Chief Executive Officer
                                  (Principal Executive Officer)


November 12, 1998             By: /s/ George A. Keches
                                  ----------------------------------------------
                                  George A. Keches, Vice President -
                                  Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)