Form 10-Q
period 1998-12-27
UNICCO SERVICE CO
filed 1999-02-10
CIK 1050011

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

FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1998               COMMISSION FILE
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

                             UNICCO SERVICE COMPANY

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 27, 1998


                                TABLE OF CONTENTS

                                                                                                         PAGE
PART I.        Financial Information

ITEM 1.        Financial Statements:

                     Condensed Consolidated Statements of Income and Comprehensive Income for the
                     three months and six months ended December 27, 1998 and December 28, 1997
                     (unaudited)                                                                           3

                     Condensed Consolidated Balance Sheets at December 27, 1998 (unaudited) and
                     June 28, 1998                                                                         4

                     Condensed Consolidated Statements of Cash Flows for the six
                     months ended December 27, 1998 and December 28, 1997 (unaudited)                      5

                     Notes to Condensed Consolidated Financial Statements                                  6

ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                                 13

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk                                 17

PART II.       Other Information                                                                          18

               Signatures                                                                                 19


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             UNICCO SERVICE COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  ----------------------------    ----------------------------
                                                  DECEMBER 27,    DECEMBER 28,    DECEMBER 27,    DECEMBER 28,
                                                     1998             1997           1998            1997
                                                  ------------    ------------    ------------    ------------
Service revenues ............................      $ 130,081       $ 122,791       $ 252,872       $ 243,025

Cost of service revenues ....................        114,219         109,430         222,530         216,850
                                                   ---------       ---------       ---------       ---------

   Gross profit .............................         15,862          13,361          30,342          26,175


Selling, general and administrative
 expenses ....................................        10,475           8,586          19,696          16,948


Amortization of intangible assets ...........          1,086           1,041           2,168           2,083
                                                   ---------       ---------       ---------       ---------

   Operating income .........................          4,301           3,734           8,478           7,144


Interest income .............................             46               5             207               6

Interest expense ............................         (2,907)         (2,788)         (5,892)         (5,795)
                                                   ---------       ---------       ---------       ---------

   Income from continuing operations before
   income taxes .............................          1,440             951           2,793           1,355


Provision for income taxes ..................            319             477             551             600
                                                   ---------       ---------       ---------       ---------

Income from continuing operations ...........          1,121             474           2,242             755

Discontinued operations:

Income (loss) from discontinued operations,
 Net of tax of $(25), $800, $(12) and $866 ..            416            (469)          1,143            (172)
                                                    --------       ---------       ---------       ---------

Net income before extraordinary item ........          1,537               5           3,385             583
Extraordinary loss, net tax benefit of $66 ..             --          (2,958)             --          (2,958)
                                                   ---------       ---------       ---------       ---------

Net income (loss)............................      $   1,537       $  (2,953)      $   3,385       $  (2,375)
                                                   =========       =========       =========       =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 27,
                                                                    1998          JUNE 28,
                                                                 (UNAUDITED)        1998
                                                                 -----------      ---------
ASSETS
Current assets:
  Cash and cash equivalents ................................      $   3,659       $   9,151
  Accounts receivable, less reserves of $2,383 and $2,010 ..         56,241          48,789
  Unbilled receivables .....................................         28,258          27,361
  Other current assets .....................................          2,818           2,394
                                                                  ---------       ---------
      Total current assets .................................         90,976          87,695
                                                                  ---------       ---------
Property and equipment, at cost ............................         15,904          13,626
  Less - accumulated depreciation and amortization .........         10,492           9,692
                                                                  ---------       ---------
                                                                      5,412           3,934
                                                                  ---------       ---------

Notes receivable and accrued interest from officers ........            807             475
Intangible assets, net of amortization .....................         45,322          45,258
Other assets, net ..........................................          5,883           6,046
Net assets of discontinued operations ......................          7,026           7,381
                                                                  ---------       ---------
                                                                     59,038          59,160
                                                                  ---------       ---------
                                                                  $ 155,426       $ 150,789
                                                                  =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdraft ...........................................      $   2,081       $      --
  Accounts payable .........................................          5,917           5,114
  Accrued payroll and payroll-related expenses .............         17,394          17,835
  Deferred income taxes ....................................          2,628           2,628
  Other accrued expenses ...................................          6,820           6,377
                                                                  ---------       ---------
      Total current liabilities ............................         34,840          31,954
                                                                  ---------       ---------
Long-term liabilities:
  Long-term debt, less current portion .....................        109,568         109,544
  Other long-term liabilities ..............................            207             401
                                                                  ---------       ---------
      Total long-term liabilities ..........................        109,775         109,945
                                                                  ---------       ---------
Commitments and Contingencies

Shareholders' equity:
  Common shares ............................................            378             378
  Retained earnings ........................................         11,455           9,222
  Accumulated other comprehensive income ...................           (360)            (48)
                                                                  ---------       ---------
                                                                     11,473           9,552
Less:
Treasury shares at cost ....................................           (502)           (502)
Notes receivable from stock sales ..........................           (160)           (160)
                                                                  ---------       ---------
     Total shareholders' equity ............................         10,811           8,890
                                                                  ---------       ---------
                                                                  $ 155,426       $ 150,789
                                                                  =========       =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                         -----------------------------
                                                          DECEMBER 27,    DECEMBER 28,
                                                             1998             1997
                                                         -------------    ------------
Cash flows relating to operating activities:
    Net income (loss) ................................      $ 3,385       $  (2,375)
    Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating
      activities:
        Amortization of intangible assets ............        2,467           2,382
        Amortization of debt issue costs and discount           251             417
        Depreciation and amortization ................        1,085           1,142
        Loss on disposals ............................          (21)             14
        Other ........................................          151              80
        Extraordinary loss ...........................           --           3,024
        Deferred income taxes ........................           --           1,230

    Changes in assets and liabilities:
        Accounts receivable ..........................       (7,649)            924
        Unbilled receivables .........................         (902)            714
        Other current assets .........................          (36)            702
        Other long-term assets .......................          (62)             60
        Cash overdraft ...............................        2,081          (4,537)
        Accounts payable .............................          825            (634)
        Accrued expenses and other current liabilities           (5)         (1,057)
        Other long-term liabilities ..................         (194)           (683)
                                                            -------       ---------

        Net cash provided by operating activities ....        1,376           1,403
                                                            -------       ---------

Cash flows relating to investing activities:
    Purchases of property and equipment, net .........         (990)           (737)
    Proceeds from sale of property and equipment .....           61              --
    Increase in notes receivable from officers .......          332             205
    Acquisition ......................................       (4,436)             --
                                                            -------       ---------
        Net cash used in investing activities ........       (5,697)           (532)
                                                            -------       ---------

Cash flows relating to financing activities:
    Payments on line of credit .......................           --         (50,130)
    Proceeds from debt ...............................           --         104,507
    Payments of debt .................................           --         (52,400)
    Increase in debt issuance costs ..................           --          (4,317)
    Distributions to shareholders ....................       (1,152)           (400)
    Payment on note payable to related party .........           --            (282)
    Payments received for notes receivable from
      stock sales ....................................           --               5
                                                            -------       ---------
        Net cash used in financing activities ........       (1,152)         (3,017)
                                                            -------       ---------
Effect of exchange rate changes on cash and cash
  equivalents ........................................          (19)            (20)
                                                            -------       ---------

Net decrease in cash and cash equivalents ............       (5,492)         (2,166)

Cash and cash equivalents, beginning of period .......        9,151           3,928
                                                            -------       ---------

Cash and cash equivalents, end of period .............      $ 3,659       $   1,762
                                                            =======       =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 27, 1998

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial position of the Company and its subsidiaries at December 27, 1998 and the results of their operations and their cash flows for the three and six month periods ended December 27, 1998 and December 28, 1997, respectively.

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

Certain information in the accompanying unaudited condensed consolidated statements of operations for the three and six month periods ended December 28, 1997 has been reclassified to conform to the current year presentation.

(2) COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130), became effective for annual periods beginning after December 15, 1997 and establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. FAS 130 requires only additional reporting in the consolidated financial statements and does not affect the Company's financial position or results of operations. The components of comprehensive income for the three and six month periods ended December 27, 1998 are set forth below:

                                          (Unaudited)         (Unaudited)
                                       Three Months Ended   Six Months Ended
                                        December 27, 1998   December 27, 1998
                                          In Thousands       In Thousands
                                       ------------------   -----------------
Net income ............................      $ 1,537            $ 3,385
Other comprehensive income-
foreign currency translation adjustment
                                                (276)              (312)
                                             -------            -------
Comprehensive income ..................      $ 1,261            $ 3,073
                                             -------            -------

(3) CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

The Company's Senior Subordinated Notes due 2007 (the "Notes") are guaranteed, fully, unconditionally and jointly and severally, by certain of UNICCO's directly and indirectly wholly owned domestic subsidiaries. UNICCO's wholly-owned Canadian subsidiary ("UFSCC") is not a guarantor of this debt. Separate financial statements of the guarantor subsidiaries and of UNICCO Finance Corp., a wholly-owned restricted-purpose subsidiary which is the co-issuer of the Notes, are not presented because management has determined that they would not be material to investors. The following presents condensed consolidating financial information for (i) UNICCO only, (ii) the guarantor subsidiaries on a combined basis, (iii) the nonguarantor subsidiary - UFSCC - and (iv) the Company on a consolidated basis.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - (IN THOUSANDS)

                                                     FOR THE THREE MONTHS ENDED DECEMBER 27, 1998 (UNAUDITED)
                                              -----------------------------------------------------------------------
                                                                           NONGUARANTOR
                                                             GUARANTOR      SUBSIDIARY                   CONSOLIDATED
                                               UNICCO       SUBSIDIARIES      UFSCC       ELIMINATIONS       TOTAL
                                              ---------     ------------   ------------   ------------    -----------
Service revenues .......................      $ 106,166       $ 10,304       $ 13,611       $     --       $ 130,081
Cost of service revenues ...............         93,615          8,515         12,089             --         114,219
                                              ---------       --------       --------       --------       ---------
  Gross profit .........................         12,551          1,789          1,522             --          15,862

Selling, general and administrative
 expenses ..............................          9,179            439            857             --          10,475
Amortization of intangible assets ......            887            129             70             --           1,086
                                              ---------       --------       --------       --------       ---------
  Operating income .....................          2,485          1,221            595             --           4,301
Interest income ........................             43           --                3             --              46
Interest expense .......................         (2,575)          (185)          (147)            --          (2,907)
                                              ---------       --------       --------       --------       ---------
Income (loss) from continuing operations
 before income taxes ...................            (47)         1,036            451             --           1,440

Provision for income taxes .............             21             45            253             --             319
                                              ---------       --------       --------       --------       ---------
Income (loss) from continuing operations
 before equity in net earnings of
 subsidiaries ..........................            (68)           991            198             --           1,121
Equity in net earnings of subsidiaries..          1,604             42             --         (1,646)           --
                                              ---------       --------       --------       --------       ---------
Income from continuing operations ......          1,536          1,033            198         (1,646)          1,121
Discontinued operations:
Income from discontinued operations, net
 of tax of $(25) ........................           --             416             --             --             416
                                              ---------       --------       --------       --------       ---------
Net income .............................      $   1,536       $  1,449       $    198       $ (1,646)      $   1,537
                                              =========       ========       ========       ========       =========


                                                       FOR THE THREE MONTHS ENDED DECEMBER 28, 1997 (UNAUDITED)
                                              ----------------------------------------------------------------------
                                                                          NONGUARANTOR
                                                            GUARANTOR      SUBSIDIARY                   CONSOLIDATED
                                               UNICCO      SUBSIDIARIES      UFSCC       ELIMINATIONS       TOTAL
                                              ---------    ------------   ------------   ------------   ------------
Service revenues .......................      $ 104,395       $ 9,305        $ 9,090       $     --        $ 122,790
Cost of service revenues ...............         92,714         8,390          8,326             --          109,430
                                              ---------       -------        -------       --------        ---------
  Gross profit .........................         11,681           915            764             --           13,360

Selling, general and administrative
 expenses ..............................          8,033            75            477             --            8,585
Amortization of intangible assets ......            911            97             33             --            1,041
                                              ---------       -------        -------       --------        ---------
  Operating income .....................          2,737           743            254             --            3,734
Interest income ........................              5          --               --             --                5
Interest expense .......................         (2,037)         (640)          (111)            --           (2,788)
                                              ---------       -------        -------        --------       ---------
Income from continuing operations
 before income taxes ...................            705           103            143              --             951
Provision for income taxes .............            (63)          414            126              --             477
                                              ---------       -------        -------        --------       ---------
Income (loss) from continuing operations
 before equity in net earnings of
 subsidiaries ..........................            768          (311)            17              --             474
Equity in net earnings of subsidiaries..           (763)            3             --             160              --
                                              ---------       -------        -------        --------       ---------
Income (loss) from continuing
 operations ............................              5          (308)            17             160             474
Discontinued operations:
Loss from discontinued operations, net
 of tax of $800.........................             --          (469)            --              --            (469)
                                              ---------       -------        -------        --------       ---------
Net income (loss) before extraordinary
 item ..................................              5          (777)            17             160               5
Extraordinary loss, net of tax benefit
 of $66 ................................         (2,958)           --             --              --          (2,958)
                                              ---------       -------        -------       ---------       ---------
Net income (loss) ......................      $  (2,953)      $  (777)       $    17       $     160       $  (2,953)
                                              =========       =======        =======       =========       =========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - (IN THOUSANDS)


                                                        FOR THE SIX MONTHS ENDED DECEMBER 27, 1998 (UNAUDITED)
                                              -----------------------------------------------------------------------
                                                                           NONGUARANTOR
                                                             GUARANTOR      SUBSIDIARY                   CONSOLIDATED
                                               UNICCO      SUBSIDIARIES       UFSCC      ELIMINATIONS        TOTAL
                                              ---------    ------------    ------------  ------------    ------------
Service revenues .......................      $ 210,060       $ 21,238       $ 21,574       $     --       $ 252,872
Cost of service revenues ...............        185,616         17,747         19,167             --         222,530
                                              ---------       --------       --------       --------       ---------
  Gross profit .........................         24,444          3,491          2,407             --          30,342
Selling, general and administrative
 expenses ..............................         17,434            904          1,358             --          19,696
Amortization of intangible assets ......          1,796            256            116             --           2,168
                                              ---------       --------       --------       --------       ---------
  Operating income .....................          5,214          2,331            933             --           8,478
Interest income ........................            187              2             18             --             207
Interest expense .......................         (5,443)          (205)          (244)            --          (5,892)
                                              ---------       --------       --------       --------       ---------
Income (loss) from continuing operations
 before income taxes ...................            (42)         2,128            707             --           2,793
Provision for income taxes .............             21             95            435             --             551
                                              ---------       --------       --------       --------       ---------
Income (loss) from continuing operations
 before equity in net earnings of
 subsidiaries...........................            (63)         2,033            272             --           2,242
Equity in net earnings of subsidiaries..          3,447             57             --         (3,504)             --
                                              ---------       --------       --------       --------       ---------

Income from continuing operations ......          3,384          2,090            272         (3,504)          2,242
Discontinued operations:
Income from discontinued operations, net
 of tax of $(12) .......................             --          1,143             --             --           1,143
                                              ---------       --------       --------       --------       ---------
Net income .............................      $   3,384       $  3,233       $    272       $ (3,504)      $   3,385
                                              =========       ========       ========       ========       =========



                                                       FOR THE SIX MONTHS ENDED DECEMBER 28, 1997 (UNAUDITED)
                                               ----------------------------------------------------------------------
                                                                           NONGUARANTOR
                                                            GUARANTOR       SUBSIDIARY                   CONSOLIDATED
                                               UNICCO      SUBSIDIARIES       UFSCC       ELIMINATIONS      TOTAL
                                              ---------    ------------    ------------   ------------   ------------
Service revenues ......................       $ 207,344       $ 18,824       $ 16,857       $     --       $ 243,025
Cost of service revenues ..............         185,017         16,589         15,244             --         216,850
                                              ---------       --------       --------       --------       ---------
  Gross profit ........................          22,327          2,235          1,613             --          26,175
Selling, general and administrative
 expenses .............................          15,509            377          1,062             --          16,948
Amortization of intangible assets .....           1,823            194             66             --           2,083
                                              ---------       --------       --------       --------       ---------
  Operating income ....................           4,995          1,664            485             --           7,144
Interest income .......................               6             --             --             --               6
Interest expense ......................          (4,201)        (1,371)          (223)            --          (5,795)
                                              ---------       --------       --------       --------       ---------
Income from continuing operations
 before income Taxes...................             800            293            262           --             1,355

Provision for income taxes ............            (105)           462            243           --               600
                                              ---------       --------       --------       --------       ---------
Income (loss) from continuing
 operations before equity in net
 earnings of subsidiaries..............             905           (169)            19             --             755

Equity in net earnings of subsidiaries             (322)             4             --            318              --
                                              ---------       --------       --------       --------       ---------
Income (loss) from continuing
 operations ...........................             583           (165)            19            318             755
Discontinued operations:
Loss from discontinued operations,
 net of tax of $866 ...................              --           (172)            --             --            (172)
                                              ---------       --------       --------       --------       ---------
Net income (loss) before extraordinary
 item..................................             583           (337)            19            318             583
Extraordinary loss ....................          (2,958)            --             --             --          (2,958)
                                              ---------       --------       --------       --------       ---------
Net income (loss) .....................       $  (2,375)      $   (337)      $     19       $    318       $  (2,375)
                                              =========       ========       ========       ========       =========

CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)

                                                                     DECEMBER 27, 1998 (UNAUDITED)
                                                 -------------------------------------------------------------------------
                                                                               NONGUARANTOR
                                                                 GUARANTOR     SUBSIDIARY-                    CONSOLIDATED
                                                   UNICCO       SUBSIDIARIES      UFSCC       ELIMINATIONS       TOTAL
                                                 ----------     ------------   ------------   ------------     -----------
Assets
Current assets:
Cash and cash equivalents ..................      $   2,802       $     38       $    819       $      --       $   3,659
Accounts receivable, less reserve of
 $2,383 ....................................         39,013         12,293          4,935              --          56,241
Unbilled receivables .......................         21,042          7,216             --              --          28,258
Intercompany receivable (payable) ..........         11,556         (5,437)        (6,119)             --              --
Other current assets .......................          1,925            302            591              --           2,818
                                                  ---------       --------       --------       ---------       ---------
         Total current assets ..............         76,338         14,412            226              --          90,976
                                                  ---------       --------       --------       ---------       ---------
Property and equipment, at cost ............         12,505          1,164          2,235              --          15,904
Less - accumulated depreciation and
 amortization...............................          9,206            892            394              --          10,492
                                                  ---------       --------       --------       ---------       ---------
    Net property and equipment .............          3,299            272          1,841              --           5,412
                                                  ---------       --------       --------       ---------       ---------
Due from (to) affiliates ...................         14,509           (620)            --         (13,889)             --
Investment in subsidiary ...................         10,027            633             --         (10,660)             --
Notes receivable and accrued interest from
 Officers ..................................            807             --             --              --             807
Intangible assets, net of amortization .....         35,432          5,982          3,908              --          45,322
Other assets, net ..........................          5,780             80             23              --           5,883
Net assets of discontinued operations ......             --          7,026             --              --           7,026
                                                  ---------       --------       --------       ---------       ---------
                                                     66,555         13,101          3,931         (24,549)         59,038
                                                  ---------       --------       --------       ---------       ---------
                                                  $ 146,192       $ 27,785       $  5,998       $ (24,549)      $ 155,426
                                                  =========       ========       ========       =========       =========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft .............................      $   1,127       $    954       $     --        $     --       $   2,081
Accounts payable ...........................          4,032          1,087            798              --           5,917
Accrued payroll and payroll-related
 expenses ..................................         12,687          2,598          2,109              --          17,394
Deferred income taxes ......................          1,771            857             --              --           2,628
Other accrued expenses .....................          5,843            540            437              --           6,820
                                                  ---------       --------       --------       ---------       ---------
         Total current liabilities .........         25,460          6,036          3,344              --          34,840
                                                  ---------       --------       --------       ---------       ---------

Long-term liabilities:
Long-term debt, less current portion .......        109,568             --             --              --         109,568
Other long-term liabilities ................            207             --             --              --             207
                                                  ---------       --------       --------       ---------       ---------
         Total long-term liabilities .......        109,775             --             --              --         109,775
                                                  ---------       --------       --------       ---------       ---------

Commitments and Contingencies
Shareholders' equity .......................         11,619         21,749          2,654         (24,549)         11,473
Less treasury shares at cost ...............           (502)            --             --              --            (502)
Less notes receivable from stock sales .....           (160)            --             --              --            (160)
                                                  ---------       --------       --------       ---------       ---------
         Total shareholders' equity ........         10,957         21,749          2,654         (24,549)         10,811
                                                  ---------       --------       --------       ---------       ---------
                                                  $ 146,192       $ 27,785       $  5,998       $ (24,549)      $ 155,426
                                                  =========       ========       ========       =========       =========

CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)

                                                                              JUNE 28, 1998
                                                  -------------------------------------------------------------------------
                                                                               NONGUARANTOR
                                                                 GUARANTOR      SUBSIDIARY-                    CONSOLIDATED
                                                    UNICCO      SUBSIDIARIES      UFSCC        ELIMINATIONS       TOTAL
                                                  ---------     ------------   ------------    ------------    ------------
Assets
Current assets:
Cash and cash equivalents ..................      $   9,089       $    300       $  1,007       $  (1,245)      $   9,151
Accounts receivable, less reserve of
 $2,010 ....................................         33,519         12,013          3,257              --          48,789
Unbilled receivables .......................         20,178          7,003            180              --          27,361
Intercompany receivable (payable) ..........         10,837         (8,934)        (1,903)             --              --
Other current assets .......................          1,995            278            121              --           2,394
                                                  ---------       --------       --------       ---------       ---------
         Total current assets ..............         75,618         10,660          2,662          (1,245)         87,695
                                                  ---------       --------       --------       ---------       ---------
Property and equipment, at cost ............         11,835          1,133            658              --          13,626
Less - accumulated depreciation and
 amortization...............................          8,628            820            244              --           9,692
                                                  ---------       --------       --------       ---------       ---------
    Net property and equipment .............          3,207            313            414              --           3,934
                                                  ---------       --------       --------       ---------       ---------
Due from (to) affiliates ...................         14,509           (620)            --         (13,889)           --
Investment in subsidiary ...................          6,581            575             --          (7,156            --
Notes receivable and accrued interest from
 officers ..................................            475             --             --              --             475
Intangible assets, net of amortization .....         37,229          6,239          1,790              --          45,258
Other assets, net ..........................          5,887            138             21              --           6,046
Net assets of discontinued operations ......             --          7,381             --              --           7,381
                                                  ---------       --------       --------       ---------       ---------

                                                     64,681         13,713          1,811         (21,045)         59,160
                                                  ---------       --------       --------       ---------       ---------
                                                  $ 143,506       $ 24,686       $  4,887       $ (22,290)      $ 150,789
                                                  =========       ========       ========       =========       =========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft .............................      $      --       $  1,245       $     --       $  (1,245)      $      --
Accounts payable ...........................          3,452          1,235            427              --           5,114
Accrued payroll and payroll-related
 expenses ..................................         14,056          2,380          1,399              --          17,835
Deferred income taxes ......................          1,771            857           --                --           2,628
Other accrued expenses .....................          5,557            453            367              --           6,377
                                                  ---------       --------       --------       ---------       ---------
         Total current liabilities .........         24,836          6,170          2,193          (1,245)         31,954
                                                  ---------       --------       --------       ---------       ---------

Long-term liabilities:
Long-term debt, less current portion .......        109,544             --             --              --         109,544
Other long-term liabilities ................            401             --             --              --             401
                                                  ---------       --------       --------       ---------       ---------
         Total long-term liabilities .......        109,945             --             --              --         109,945
                                                  ---------       --------       --------       ---------       ---------

Commitments and Contingencies
Shareholders' equity .......................          9,387         18,516          2,694         (21,045)          9,552
Less treasury shares at cost ...............           (502)            --             --              --            (502)
Less notes receivable from stock sales .....           (160)            --             --              --            (160)
                                                  ---------       --------       --------       ---------       ---------
         Total shareholders' equity ........          8,725         18,516          2,694         (21,045)          8,890
                                                  ---------       --------       --------       ---------       ---------
                                                  $ 143,506       $ 24,686       $  4,887       $ (22,290)      $ 150,789
                                                  =========       ========       ========       =========       =========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)


                                                                SIX MONTHS ENDED DECEMBER 27, 1998 (UNAUDITED)
                                                     -------------------------------------------------------------------
                                                                               NONGUARANTOR
                                                                  GUARANTOR    SUBSIDIARY -                 CONSOLIDATED
                                                     UNICCO     SUBSIDIARIES      UFSCC      ELIMINATIONS       TOTAL
                                                     -------    ------------   ------------  ------------   ------------
Cash flows relating to operating activities:
   Net income .................................      $ 3,384       $ 3,233       $   272        (3,504)      $ 3,385
   Net earnings from equity investment ........       (3,447)          (57)           --         3,504            --
   Adjustments to reconcile net income
      to net cash provided by operating
       activities:
      Amortization of intangible assets .......        1,796           555           116            --         2,467
      Amortization of debt issue costs and
       discount................................          251            --            --            --           251
      Depreciation and amortization ...........          806           128           151            --         1,085
      Loss on disposals .......................          (21)           --            --            --           (21)
      Other ...................................           --            --            --           151           151

      Changes in assets and liabilities:
        Accounts receivable ...................       (5,495)         (280)       (1,874)           --        (7,649)
        Unbilled receivables ..................         (864)         (212)          174            --          (902)
        Intercompany receivable (payable) .....         (719)       (3,497)        4,367          (151)           --
        Other current assets ..................           70           (25)          (81)           --           (36)
        Other long-term assets ................         (117)           59            (4)           --           (62)
        Cash overdraft ........................        1,127          (291)           --         1,245         2,081
        Accounts payable ......................          580          (148)          393            --           825
        Accrued expenses and other current
          liabilities .........................       (1,083)          304           774            --            (5)
        Other long-term liabilities ...........         (194)           --            --            --          (194)
                                                     -------       -------       -------       -------       -------
      Net cash provided by (used in) operating
        activities ............................       (3,926)         (231)        4,288         1,245         1,376
                                                     -------       -------       -------       -------       -------

Cash relating to investing activities:
   Acquisition ................................           --            --        (4,436)           --        (4,436)
   Purchase of property and equipment, net ....         (938)          (31)          (21)           --          (990)
   Proceeds from sale of property and
    equipment .................................           61            --            --            --            61
   Increases in notes receivable from
    officers ..................................         (332)           --            --            --          (332)
                                                     -------       -------       -------       -------       -------
      Net cash used in investing activities ...       (1,209)          (31)       (4,457)           --        (5,697)
                                                     -------       -------       -------       -------       -------
Cash flows relating to financing activities:
   Distributions to shareholders ..............       (1,152)           --            --            --        (1,152)
                                                     -------       -------       -------       -------       -------
       Net cash used in financing activities ...      (1,152)           --            --            --        (1,152)
                                                     -------       -------       -------       -------       -------

Effect of exchange rate changes on cash and
   cash equivalents ...........................           --            --           (19)           --           (19)
                                                     -------       -------       -------       -------       -------
Net decrease in cash and cash equivalents .....       (6,287)         (262)         (188)        1,245        (5,492)
Cash and cash equivalents, beginning of period         9,089           300         1,007        (1,245)        9,151
                                                     -------       -------       -------       -------       -------
Cash and cash equivalents, end of period ......      $ 2,802       $    38       $   819       $  --         $ 3,659
                                                     =======       =======       =======       =======       =======

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)

                                                                SIX MONTHS ENDED DECEMBER 28, 1997 (UNAUDITED)
                                                    --------------------------------------------------------------------
                                                                                NONGUARANTOR
                                                                   GUARANTOR     SUBSIDIARY-                 CONSOLIDATED
                                                      UNICCO      SUBSIDIARIES      UFSCC     ELIMINATIONS      TOTAL
                                                    ---------     ------------  ------------  ------------    -----------
Cash flows relating to operating activities:
   Net income (loss) .........................      $  (2,375)      $  (337)      $    19       $ 318        $  (2,375)
   Net earnings from equity investment .......            322            (4)           --        (318)              --
   Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
      Amortization of intangible assets ......          1,822           493            67          --            2,382
      Amortization of debt issue costs and
       discount...............................            417            --            --          --              417
      Depreciation and amortization ..........          1,011            77            54          --            1,142
      Loss on disposals ......................             (2)           16            --          --               14
      Extraordinary loss .....................          3,024            --            --          --            3,024
      Deferred taxes .........................            (67)        1,297            --          --            1,230
      Other ..................................             --            --            --          80               80

      Changes in assets and liabilities:
        Accounts receivable ..................         (2,023)        3,663          (716)         --              924
        Unbilled receivables .................          1,711          (997)           --          --              714
        Intercompany receivable (payable) ....          4,551        (4,560)           89         (80)              --
        Other current assets .................            510           260           (68)         --              702
        Other long-term assets ...............            503          (443)           --          --               60
        Cash overdraft .......................         (4,932)          395            --          --           (4,537)
        Accounts payable .....................           (183)         (132)         (319)         --             (634)
        Accrued expenses and other current
          Liabilities ........................           (508)         (209)         (340)         --           (1,057)
        Other long-term liabilities ..........           (683)           --            --          --             (683)
                                                    ---------       -------       -------       -----        ---------
      Net cash provided by (used in) operating
        Activities ...........................          3,098          (481)       (1,214)         --            1,403
                                                    ---------       -------       -------       -----        ---------
Cash relating to investing activities:
   Due to/from affiliates ....................            (25)           25            --          --              --
   Purchases of property and equipment, net ..           (519)         (159)          (59)         --            (737)
   Payments received for notes receivable from
      Officers ...............................            205            --            --          --             205
                                                    ---------       -------       -------       -----       ---------
      Net cash used in investing activities ..           (339)         (134)          (59)         --            (532)
                                                    ---------       -------       -------       -----       ---------
Cash flows relating to financing activities:
   Net payments on line of credit ............        (50,130)           --            --          --         (50,130)
   Proceeds from debt ........................        104,507            --            --          --         104,507
   Payments of debt ..........................        (52,400)           --            --          --         (52,400)
   Increase in debt issuance costs ...........         (4,317)           --            --          --          (4,317)
   Distributions to shareholders .............           (400)           --            --          --            (400)
   Payment on note payable to related party ..           (282)           --            --          --            (282)
   Payments received for notes receivable from
     stock Sales..............................              5            --            --          --               5
                                                    ---------       -------       -------       -----       ---------
      Net cash used in financing activities ..         (3,017)           --            --          --          (3,017)
                                                    ---------       -------       -------       -----       ---------
Effect of exchange rate changes on cash and
   cash equivalents ..........................             --            --           (20)         --             (20)
                                                    ---------       -------       -------       -----       ---------
Net decrease in cash and cash equivalents ....           (258)         (615)       (1,293)         --          (2,166)
Cash and cash equivalents, beginning of
 period ......................................          1,998           621         1,309          --           3,928
                                                    ---------       -------       -------       -----       ---------
Cash and cash equivalents, end of period .....      $   1,740       $     6       $    16       $  --       $   1,762
                                                    =========       =======       =======       =====       =========


(4) LITIGATION

    In the ordinary course of business, the Company is party to various types of litigation. The Company believes that, in the aggregate, the litigation matters currently pending will not have a material adverse effect on the Company's financial position, results of operations or its cash flows, taken as a whole.

(5) ACQUISITION

    Effective September 1, 1998, the Company acquired certain assets of Empire Maintenance Industries, Inc., a Canadian janitorial services company ("Empire"), for $4.4 million in cash. The acquisition was accounted for as a purchase and the operations of Empire are included in the accompanying, unaudited condensed consolidated financial statements.

(6) NOTES RECEIVABLE FROM OFFICER

    During the three month period ended December 27, 1998, the Company loaned an officer-shareholder a total of $331,500. Such loans bear interest at the Applicable Federal Rate and are payable on demand. Subsequent to December 27, 1998, the Company loaned an additional $300,000 to this officer-shareholder.

(7) REFINANCING

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

    Upon the occurrence of a change in control, as defined, the issuers are obligated to make an offer to each holder of the Notes to repurchase all or any part of such holders' Notes at an offer price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest. The Covenants under the Notes and the Amended Facility include limitations on certain sales of assets, certain payments of dividends and incurrence of debt, certain mergers and acquisitions and certain transactions with affiliates. With respect to the Amended Facility, the Company is required to maintains certain financial ratios, including defined levels of tangible net worth, earnings before interest, taxes, depreciation and amortization and others.

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

    In connection with the Series A Note Offering, the shareholders of UNICCO contributed their ownership interests in USC, Inc. to UNICCO. As a result, all of the operations of the Group are conducted through UNICCO and its wholly-owned subsidiaries. This transaction was accounted for in the manner similar to that in pooling of interests accounting with the assets and liabilities being recorded at their historical cost due to the exchange of stock occurring between entities under the common control. Further, in connection with the contribution of ownership interest, USC, Inc. and its subsidiaries elected to change to the cash basis of accounting for income tax purposes, consistent with the basis followed by UNICCO Service Company. In connection with such change, the Company recorded deferred tax assets liabilities of $1.3 million and $1.3 million, respectively. In addition, based upon a review of all available evidence, management recorded a valuation allowance associated with the deferred tax assets of $.9 million.

(8) SALE OF DISCONTINUED OPERATIONS - SUBSEQUENT EVENT

    Effective December 28, 1998, the Company sold its subsidiary, UNICCO Security Services, Inc., for $12 million in cash. The Company recorded a gain of approximately $4.1 million in connection with this sale. The operating results of the Company's Security subsidiary are reported as discontinued operations in the accompanying financial statements. The security business provided $2.0 million in cash from its operating activities during the six month period ended December 27, 1998, which was used to reduce intercompany debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

    REVENUES Revenues for the second quarter of fiscal 1999, which ended December 27, 1998, were $130.1 million compared to $122.8 million for the second quarter of fiscal 1998, which ended December 28, 1997, an increase of $7.3 million or 5.9%. This increase is primarily attributable to revenue increases in the Company's Canadian operations ($4.5 million) as a result of the September 1998 acquisition of Empire Maintenance Industries, Inc., the Company's Midwest Region ($1.6 million) as a result of the February 1998 acquisition of American Building Services, Inc., and the Company's Northeast Region ($2.1 million) as a result of services performed under new contracts. Revenues in the Company's Eastern Region decreased $1.6 million due to the completion of a one-time project in December 1997 ($0.5 million) and the loss of several contracts. Management believes that the loss of such contracts is not material due to the low margins associated with this business. Other regions accounted for an aggregate increase of $0.7 million of revenue. Such increases resulted from services performed under new contracts and the impact of a full quarter's revenue from contracts acquired in the prior year.

    COST OF REVENUES Cost of revenues for the second quarter of fiscal 1999 were $114.2 million, or 87.8% of revenues, compared to $109.4 million, or 89.1% of revenues, for the second quarter of fiscal 1998. This improvement was primarily due to the replacement of subcontracting expense with less costly in-house labor for several contracts. Subcontracting expense decreased approximately $1.0 million between comparable periods. Other efficiencies were also achieved in the management of supplies and office and occupancy costs. This improvement was partially offset by an increase in direct labor as a percentage of revenue. This increase is primarily due to the addition of labor intensive contracts obtained in the Empire acquisition.

    GROSS PROFIT As a result of the foregoing, gross profit for the second quarter of fiscal 1999 was $15.9 million, or 12.2% of revenues, compared to $13.4 million, or 10.9% of revenues, for the comparable period in fiscal 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the second quarter of fiscal 1999 were $10.5 million, or 8.1% of revenues, compared to $8.6 million, or 7.0% of revenues, for the second quarter of fiscal 1998. The increase of $1.9 million is primarily due to increases in office and occupancy costs of $0.9 million between the comparable periods, primarily as a result of increased equipment lease costs, bank fees and depreciation expense. Payroll related expenses increased $0.6 million as a result of annual salary increases effective July 1, 1998 and incremental salary expense of $0.2 million associated with the Empire acquisition effective September 1, 1998. The Company's Year 2000 remediation costs increased $ 0.2 million between the comparable periods. Travel and entertainment expenses also increased $0.2 million as a result of the impact of new business opportunities and servicing a growing, geographically disbursed customer base. Professional fees, primarily consisting of general business consulting services, increased $0.1 million between comparable periods. Foreign currency translation charges increased $0.1 million due to the weakening of the Canadian dollar from the prior year comparable quarter. Recruiting expenses, including relocation expense, decreased $0.2 million due to relocation expenses incurred in the second quarter of fiscal 1998, for relocating certain management personnel to the corporate headquarters as well as regional offices.

    AMORTIZATION OF INTANGIBLE ASSETS Amortization expense was $1.1 million and $1.0 million in the second quarter of fiscal 1999 and fiscal 1998, respectively.

    OPERATING INCOME As a result of the foregoing, income from operations for the second quarter of fiscal 1999 was $4.3 million, or 3.3% of revenues, compared to $3.7 million, or 3.0% of revenues for the second quarter of fiscal 1998.

EBITDA As a result of the foregoing, EBITDA for the second quarter of fiscal 1999 was $5.9 million, or 4.5% of revenues, compared to $ 5.3 million, or 4.3% of revenues, for the second quarter of fiscal 1998. EBITDA excludes the earnings of the Company's discontinued security operations, which were $ 1.1 million and $ 0.5 million for the second quarter of fiscal 1999 and 1998, respectively. EBITDA is defined as earnings before provision for income taxes, interest expense, interest income and depreciation and amortization. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment; (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles; (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

    INTEREST EXPENSE Interest expense for the second quarter of fiscal 1999 was $2.9 million, or 2.3% of revenues, compared to $2.8 million, or 2.3% of revenues, for the second quarter of fiscal 1998.

    INCOME TAXES Provision for income taxes for the second quarter of fiscal 1999 was $0.3 million, or 22% of income before provision for income taxes, compared to $0.5 million, or 50% of income before provision for income taxes, for the second quarter of fiscal 1998. The higher effective tax rate in the second quarter of fiscal 1998 resulted from the significant growth in the working capital of the Ogden operations acquired at the end of fiscal 1996 and due to USC, Inc. and its subsidiaries electing to change to the cash basis of accounting for income tax purposes, consistent with the basis followed by UNICCO Service Company. As a result, the Company recorded deferred tax assets and liabilities of $1.3 million and $1.3 million, respectively. In addition, based upon a review of all available evidence, management recorded a valuation allowance associated with the deferred tax assets of $.9 million.

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

    NET INCOME (LOSS) As a result of the foregoing, net income for the second quarter of fiscal 1999 was $1.5 million, or 1.2% of revenues, compared to a net loss of $(3.0) million, or (2.4)% of revenues, for the second quarter of fiscal 1998.

COMPARISON OF SIX MONTH PERIODS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

    REVENUES Revenues for the six months ended December 1998, were $252.9 million compared to $243.0 million for the comparable period of fiscal 1998, an increase of $9.9 million or 4.1%. This increase was primarily attributable to revenue increases in the Company's Canadian operations ($4.7 million) as a result of the September 1998 acquisition of Empire Maintenance Industries, Inc., the Company's Midwest Region ($3.2 million) as a result of the February 1998 acquisition of American Building Services, Inc., and the Company's Northeast Region ($2.7 million) as a result of services performed under new contracts. Revenues in the Company's Southeast Region decreased $1.0 million due to the loss of several contracts. Management believes that the loss of such contracts for the six months ended December 1998 is not material due to the low margins associated with this lost business. Other regions accounted for an aggregate increase of $0.3 million of revenue. Such increases resulted from services performed under new contracts and the impact of a full six months of revenue from contracts acquired in the prior year.

    COST OF REVENUES Cost of revenues for the six months ended December 1998 were $222.5 million, or 88.0% of revenues, compared to $216.9 million, or 89.3% of revenues, for the comparable period of fiscal 1998. This improvement was primarily due to the replacement of subcontracting expense with less costly in-house labor for several contracts. Subcontracting expense decreased approximately $3.0 million between comparable periods. This improvement was partially offset by an increase in direct labor as a percentage of revenue. This increase is primarily due to the addition of labor intensive contracts obtained in the Empire acquisition.

    GROSS PROFIT As a result of the foregoing, gross profit for the six months ended December 1998 was $30.3 million, or 12.0% of revenues, compared to $26.2 million, or 10.8% of revenues, for the comparable period in fiscal 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the six months ended December 27, 1998 were $19.7 million, or 7.8% of revenues, compared to $17.0 million, or 7.0% of revenues, for the comparable period of fiscal 1998. The increase of $2.7 million is primarily due to increases in office and occupancy costs of $1.2 million between the comparable periods, primarily as a result of increased equipment lease costs, bank fees and depreciation expense. The Company's Year 2000 remediation costs increased $0.4 million between comparable periods. Payroll related expenses increased $1.0 million as a result of annual salary increases effective July 1, 1998 and incremental salary expense of $0.2 million associated with the Empire acquisition effective September 1, 1998. Travel and entertainment expenses also increased $0.2 million as a result of the impact of new business opportunities and servicing a growing, geographically disbursed customer base. Foreign currency translation charges increased $0.1 million due to the weakening of the Canadian dollar from the prior year comparable period. Professional fees, primarily consisting of external programming related costs and temporary help costs, decreased $0.2 million between the comparable periods as a result of the completion of the systems integration of the Ogden business acquired in June 1996.

    AMORTIZATION OF INTANGIBLE ASSETS Amortization expense was $2.2 million and $2.1 million in the six month periods of fiscal 1999 and in fiscal 1998.

    OPERATING INCOME As a result of the foregoing, income from operations for the six month period ended December 1998 was $8.5 million, or 3.4% of revenues, compared to $7.1 million, or 2.9% of revenues for the comparable period.

EBITDA As a result of the foregoing, EBITDA for the six months ended December 27, 1998 was $11.7 million, or 4.6% of revenues, compared to $10.3 million, or
4.2 % of revenues, for the comparable period. EBITDA excludes the earnings of the Company's discontinued security operations, which were $2.1 million and $1.0 million for the six month periods of fiscal 1999 and 1998, respectively.

    INTEREST EXPENSE Interest expense for the six months ended December 1998 was $5.9 million, or 2.3% of revenues, compared to $5.8 million, or 2.3% of revenues, for the comparable period.

    INCOME TAXES Provision for income taxes for the six months ended December 1998 was $0.6 million, or 20% of income before provision for income taxes, compared to $0.6 million, or 44% of income before provision for income taxes, for the comparable period. The higher effective tax rate in 1998 resulted from the significant growth in the working capital of the Ogden operations acquired at the end of fiscal 1996 and due to USC, Inc. and its subsidiaries electing to change to the cash basis of accounting for income tax purposes, consistent with the basis followed by UNICCO Service Company. As a result, the Company recorded deferred tax assets and liabilities of $1.3 million and $1.3 million, respectively. In addition, based upon a review of all available evidence, management recorded a valuation allowance associated with the deferred tax assets of $.9 million.

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

    NET INCOME (LOSS) As a result of the foregoing, net income for the six months ended December 1998 was $3.4 million, or 1.3% of revenues, compared to a net loss of $(2.4) million, or (1.0)% of revenues, for the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

    For the six months ended December 27, 1998, the Company's cash decreased by $5.5 million. Net cash used in investing activities was $5.7 million. Investing activities included cash used of $4.4 million for the Empire acquisition in September 1998. Net cash used in financing activities was $1.2 million, representing distributions to shareholders. A total of $0.8 million of such distributions represents payments to cover federal income taxes paid by such shareholders due to the Company's "S" corporation status. Net cash provided by operating activities of $1.4 million included an increase of accounts receivable of $7.6 million. This increase is primarily due to accounts receivables generated from new business and the Empire acquisition.

    For the six months ended December 28, 1997, the Company's cash decreased by $2.2 million. A total of $0.8 million of cash was provided by operating activities and investing activities which consisted of $1.3 million of net cash provided by operating activities and $0.5 million used for investing activities. Net cash used for financing activities during the period was $3.0 million. In October 1997, the Company consummated an offering of $105 million of 9 7/8% Senior Subordinated Notes Due 2007. Proceeds from the offering, net of bond discount and expenses, were $101.2 million. Proceeds were used to repay long-term debt of $52.4 million and outstanding borrowings under the Company's prior revolving credit facilities of $48.8 million.

    Capital expenditures were $1.0 million and $0.7 million, respectively, for the six month periods ended December 1998 and l997. The Company's operations do not generally require material investment in capital assets. The Company expects that its capital expenditure requirements will not increase materially during the next two quarters of fiscal 1999.

    The Company is party to an amended revolving credit facility (the "Credit Facility") under which the Company may borrow up to $45.0 million for working capital and general corporate purposes, subject to certain conditions. There were no borrowings under the Credit Facility as of December 27, 1998. The Credit Facility, the Indenture governing the Company's Senior Subordinated Notes due 2007 and the terms of the Company's other subordinated indebtedness include certain financial and operating covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, make investments and take other actions. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors.

    The Company's principal capital requirements are to service the Company's indebtedness, for working capital and, to a lesser extent, to fund capital expenditures. The Company believes that its cash flow from operations, together with its borrowing capacity under the Credit Facility, will be sufficient to meet such requirements as they now exist.

YEAR 2000 COMPLIANCE

    Status of Year 2000 Preparations. The Company's information systems are licensed from outside vendors. The Company's principal outside vendor has released an upgrade of the primary software used by the Company to perform its accounting, payroll, accounts payable, invoicing and financial reporting functions. The vendor has represented to the Company that this upgrade is Year 2000 compliant. The Company has completed the installation and testing of the upgrade and anticipates implementation by April 1999. Following this implementation, the Company believes that its primary information technology systems will be Year 2000 compliant.

        With respect to non-information technology systems, such as embedded microprocessors, the Company is continuing its review of its potential Year 2000 exposure from these systems. The Company anticipates completion of its data identification and risk assessment of business critical issues, and the development of an action plan to address business critical issues by April 1999. This action plan will be implemented shortly thereafter.

    Cost of Year 2000 Remediation. The Company's Year 2000 remediation costs expended in fiscal 1998 and the six month period ended December 27, 1998, including costs of acquiring Year 2000 compliant software, hardware and non-information technology equipment (other than replacements that would have been purchased regardless of the Year 2000 issue), and hiring or outsourcing Year 2000 solution providers, have been approximately $65,000 and $431,000, respectively. The Company's most recent assessment of its total expenditures related to Year 2000 remediation of its primary information technology systems is approximately $680,000. Such estimate is subject to change, particularly as a result of uncertainties resulting from the factors described below.

     Year 2000 Risks. The Company does not believe at this time that Year 2000 issues will have a material adverse effect on its financial condition or results of operations. However, there can be no assurance given, as most of the Company's Year 2000 risk is in the hands of third parties. The Company is relying on its principal outside software vendor for remediation of the Company's own systems. In addition, the Company may face exposure to Year 2000 compliance issues affecting its customers, suppliers and other third parties. These parties may not be able to process invoices or purchase orders immediately following January 1, 2000. As part of the Company's Year 2000 risk assessment process, the Company is using questionnaires to systematically survey customers' and vendors' operations, to identify the status of their Year 2000 compliance and their criticality to the Company's business operations.

    Contingency Plans. The Company has not completed detailed contingency plans in the event that its own and third-party systems experience widespread Year 2000 failures. However, the Company believes that it can secure sufficient additional external resources to minimize the likelihood of long term, material adverse effects. The Company plans to develop contingency plans after the risk assessment phase is completed in April 1999.

GENERAL

    Certain statements contained in this report are forward-looking and represent the Company's expectations or beliefs concerning future events. Without limiting the foregoing, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that these and similar statements involve risks, uncertainties and assumptions that could cause actual results or events to differ materially from those described in such forward-looking statements. Factors which could cause such differences include the Company's degree of leverage, restrictions in the Company's debt agreements, dependence on key personnel, the short-term nature of the Company's contracts, potential environmental or other liabilities, competitive factors and pricing pressures, assimilation of past or future acquisitions, general economic conditions and the acts of third parties, as well as other factors which are described in the Company's Registration Statement on Form S-4 (File No. 333-42407), and periodic reports filed from time to time with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

      PART II.        OTHER INFORMATION

      ITEM 1.         LEGAL PROCEEDINGS

                      The Company is not involved in any pending legal proceedings other than those arising in the ordinary course of the Company's business. Management believes that the resolution of these matters will not materially affect the Company's financial position or results of operations, taken as a whole (see Note 4 to the accompanying Condensed Consolidated Financial Statements).

      ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

                      Not applicable.

      ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

                      Not applicable.


      ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      Not applicable.

      ITEM 5.         OTHER INFORMATION

                      See the information regarding acquisition and disposition activity in Notes 5 and 8 to the accompanying Condensed Consolidated Financial Statements.


      ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                      a. Exhibits

                               27.1 Financial Data Schedule

                      b. Reports on Form 8-K:

                               On November 2, 1998, the Company filed a current report on Form 8-K which disclosed the Company's intention to sell its security operations pursuant to a Stock Purchase Agreement dated October 26, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         UNICCO SERVICE COMPANY
                                         ---------------------------------------
                                         Registrant


February 10, 1999                        By: /s/ Steven C. Kletjian
                                         ---------------------------------------
                                         Steven C. Kletjian, President,
                                         Chief Executive Officer
                                         (Principal Executive Officer)


February 10, 1999                        By: /s/ George A. Keches
                                         ---------------------------------------
                                         George A. Keches, Vice President -
                                         Finance, Chief Financial Officer
                                         and Treasurer (Principal Financial
                                         and Accounting Officer)