Form 10-Q/A
period 1998-12-27
UNICCO SERVICE CO
filed 1999-02-17
CIK 1050011

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A*

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


                           YES [X]             NO [ ]

-----------------------------

*  AMENDMENT OF PART I, ITEM 2, AS SET FORTH HEREIN.


================================================================================

     This Amendment to the Registrant's Quarterly Report on Form 10-Q is being filed to correct a typographical error in the following sections: Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Three Month Periods Ended December 27, 1998 and December 28, 1997 - EBITDA" (in the second sentence thereunder) and
"- Comparison of Six Month Periods Ended December 27, 1998 and December 28, 1997
- EBITDA" (in the second sentence thereunder).

PART I. FINANCIAL INFORMATION

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

     EBITDA As a result of the foregoing, EBITDA for the second quarter of fiscal 1999 was $5.9 million, or 4.5% of revenues, compared to $5.3 million, or 4.3% of revenues, for the second quarter of fiscal 1998. EBITDA excludes the earnings of the Company's discontinued security operations, which were $0.6 million and $0.5 million for the second quarter of fiscal 1999 and 1998, respectively. EBITDA is defined as earnings before provision for income taxes, interest expense, interest income and depreciation and amortization. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment; (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles; (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

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

     EBITDA As a result of the foregoing, EBITDA for the six months ended December 27, 1998 was $11.7 million, or 4.6% of revenues, compared to $10.3 million, or 4.2 % of revenues, for the comparable period. EBITDA excludes the earnings of the Company's discontinued security operations, which were $1.5 million and $1.0 million for the six month periods of fiscal 1999 and 1998, respectively.

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

     With respect to non-information technology systems, such as embedded microprocessors, the Company is continuing its review of its potential Year 2000 exposure from these systems. The Company's anticipates the completion of its data gathering, identification and risk assessment of business critical issues, and the development of an action plan to address business critical issues by April 1999. This Action Plan will be implemented shortly thereafter.

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

    .

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      UNICCO SERVICE COMPANY
                                      ------------------------------------------
                                      Registrant


February 17, 1999                     By: /s/ Steven C. Kletjian
                                          --------------------------------------
                                          Steven C. Kletjian, President,
                                          Chief Executive Officer
                                          (Principal Executive Officer)


February 17, 1999                     By: /s/ George A. Keches
                                          --------------------------------------
                                          George A. Keches, Vice President -
                                          Finance, Chief Financial Officer and
                                          Treasurer (Principal Financial and
                                          Accounting Officer)