Form 10-Q
period 1999-03-28
UNICCO SERVICE CO
filed 1999-05-12
CIK 1050011

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH  28, 1999                 COMMISSION FILE
                                                               NUMBER: 333-42407


                             UNICCO SERVICE COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


MASSACHUSETTS                                                         04-2872501
(STATE OR OTHER JURISDICTION OF                                    (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


FOUR COPLEY PLACE, BOSTON, MASSACHUSETTS                                   02116
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

                           YES [X]             NO [ ]

                             UNICCO SERVICE COMPANY

                                    FORM 10-Q

                          QUARTER ENDED MARCH 28, 1999


                                TABLE OF CONTENTS

                                                                           PAGE

PART I.  Financial Information

ITEM 1.  Financial Statements:

               Condensed Consolidated Statements of Operations
               for the three months and nine months ended
               March 28, 1999 and March 29, 1998 (unaudited)                 3

               Condensed Consolidated Balance Sheets at March 28,
               1999 (unaudited) and June 28, 1998                            4

               Condensed Consolidated Statements of Cash Flows
               for the nine months ended March 28, 1999 and
               March 29, 1998 (unaudited)                                    5

               Notes to Condensed Consolidated Financial Statements          6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          15

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk         18

PART II. Other Information                                                  19

         Signatures                                                         20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             UNICCO SERVICE COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            --------------------------        ---------------------------
                                                            MARCH 28,        MARCH 29,        MARCH 28,         MARCH 29,
                                                              1999             1998             1999             1998
                                                            ---------        ---------        ---------         ---------

Service revenues ........................................   $132,991         $124,515         $385,863         $367,540

Cost of service revenues ................................    118,255          110,273          340,785          327,123
                                                            --------         --------         --------         --------

   Gross profit .........................................     14,736           14,242           45,078           40,417

Selling, general and administrative expenses ............     10,308            8,870           30,004           25,818

Amortization of intangible assets .......................      1,066            1,056            3,234            3,139
                                                            --------         --------         --------         --------

   Operating income .....................................      3,362            4,316           11,840           11,460

Interest income .........................................        231               56              438               62

Interest expense ........................................     (2,891)          (2,869)          (8,783)          (8,664)
                                                            --------         --------         --------         --------

   Income from continuing operations before
    income taxes ........................................        702            1,503            3,495            2,858

Provision for income taxes ..............................        222              210              773              810
                                                            --------         --------         --------         --------

Income from continuing operations .......................        480            1,293            2,722            2,048

Discontinued operations :

Income from discontinued operations, net of tax
 of  $0, $72, $(12) and $938 ............................         --              323            1,143              151

Gain on sale of discontinued operations, net of tax
 of $0 ..................................................      4,082               --            4,082               --
                                                            --------         --------         --------         --------

Net income before extraordinary item ....................      4,562            1,616            7,947            2,199

Extraordinary loss, net tax benefit of $66 ..............         --               --               --           (2,958)
                                                            --------         --------         --------         --------
Net income  (loss) ......................................   $  4,562         $  1,616         $  7,947         $   (759)
                                                            ========         ========         ========         ========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          MARCH  28,
                                                                             1999          JUNE 28,
                                                                         (UNAUDITED)         1998
                                                                         -----------       --------
ASSETS
Current assets:
  Cash and cash equivalents ...........................................    $ 34,666        $  9,151
  Accounts receivable, less reserves of $2,476 and $2,010 .............      44,394          48,789
  Unbilled receivables ................................................      25,301          27,361
  Other current assets ................................................       3,271           2,394
                                                                           --------        --------
      Total current assets ............................................     107,632          87,695
                                                                           --------        --------
Property and equipment, at cost .......................................      16,284          13,626
  Less - accumulated depreciation and amortization ....................      10,828           9,692
                                                                           --------        --------
                                                                              5,456           3,934
                                                                           --------        --------

Notes receivable and accrued interest from officers ...................         475             475
Intangible assets, net of amortization ................................      44,492          45,258
Other assets, net .....................................................       5,694           6,046
Net assets of discontinued operations .................................          --           7,381
                                                                           --------        --------
                                                                             50,661          59,160
                                                                           --------        --------
                                                                           $163,749        $150,789
                                                                           ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
  Accounts payable ....................................................    $  7,248        $  5,114
  Accrued payroll and payroll-related expenses ........................      20,987          17,835
  Deferred income taxes ...............................................       2,628           2,628
  Other accrued expenses ..............................................       9,690           6,377
                                                                           --------        --------
      Total current liabilities .......................................      40,553          31,954
                                                                           --------        --------

Long-term liabilities:
  Long-term debt, less current portion ................................     109,581         109,544
  Other long-term liabilities .........................................         161             401
                                                                           --------        --------
      Total long-term liabilities .....................................     109,742         109,945
                                                                           --------        --------

Commitments and Contingencies
Shareholders' equity:
  Common shares .......................................................         378             378
  Retained earnings ...................................................      14,014           9,222
  Accumulated other comprehensive income ..............................        (286)            (48)
                                                                           --------        --------
                                                                             14,106           9,552

Less:
Treasury shares at cost ...............................................        (502)           (502)
Notes receivable from stock sales .....................................        (150)           (160)
                                                                           --------        --------
     Total shareholders' equity .......................................      13,454           8,890
                                                                           --------        --------
                                                                           $163,749        $150,789
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

                             UNICCO SERVICE COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                               --------------------------
                                                                               MARCH 28,        MARCH 29,
                                                                                  1999            1998
                                                                               ---------        ---------
Cash flows relating to operating activities:
    Net income (loss) ......................................................    $ 7,947         $   (759)
    Adjustments to reconcile net income (loss)
        to net cash provided by (used in) operating activities:
        Amortization of intangible assets ..................................      3,533            3,588
        Amortization of debt issue costs and discount ......................        376              531
        Depreciation and amortization ......................................      1,662            1,719
        Gain on disposals ..................................................         (7)             (46)
        Extraordinary loss .................................................         --            3,024
        Gain on sale of discontinued operations ............................     (4,082)              --
        Deferred income taxes ..............................................         --              740
        Other ..............................................................         65               39

    Changes in assets and liabilities:
        Accounts receivable ................................................      4,261            5,613
        Unbilled receivables ...............................................      2,060           (1,521)
        Other current assets ...............................................       (504)             956
        Other long-term assets .............................................       (135)             138
        Cash overdraft .....................................................         --          (10,807)
        Accounts payable ...................................................      2,116           (1,580)
        Accrued expenses and other current liabilities .....................      5,555            6,223
        Other long-term liabilities ........................................       (194)            (750)
                                                                                -------         --------

        Net cash provided by operating activities ..........................     22,653            7,108
                                                                                -------         --------

Cash flows relating to investing activities:
    Purchases of property and equipment, net ...............................     (1,613)          (1,399)
    Proceeds from sale of discontinued operations ..........................     12,000               --
    Proceeds from sale of property and equipment ...........................         62               --
    Increase in notes receivable from officers .............................         --              229
    Acquisition ............................................................     (4,437)          (2,220)
                                                                                -------         --------
        Net cash provided by (used in) investing activities ................      6,012           (3,390)
                                                                                -------         --------

Cash flows relating to financing activities:
    Payments on line of credit .............................................         --          (50,587)
    Proceeds from debt .....................................................         --          104,507
    Payments of debt .......................................................         --          (52,400)
    Increase in debt issuance costs ........................................         --           (4,511)
    Distributions to shareholders ..........................................     (3,152)            (400)
    Payment on note payable to related party ...............................         --             (282)
    Payments received for notes receivable from stock sales ................         10                7
                                                                                -------         --------
        Net cash used in financing activities ..............................     (3,142)          (3,666)
                                                                                -------         --------

Effect of exchange rate changes on cash and cash equivalents ...............         (8)             (30)
                                                                                -------         --------

Net increase in cash and cash equivalents ..................................     25,515               22

Cash and cash equivalents, beginning of period .............................      9,151            3,928
                                                                                -------         --------

Cash and cash equivalents, end of period ...................................    $34,666         $  3,950
                                                                                =======         ========




   The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 1999

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial position of the Company and its subsidiaries at March 28, 1999 and the results of their operations and their cash flows for the three and nine month periods ended March 28, 1999 and March 29, 1998, respectively.

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

Certain information in the accompanying unaudited condensed consolidated statements of operations for the three and nine month periods ended March 29, 1998 has been reclassified to conform to the current year presentation.

(2) SALE OF DISCONTINUED OPERATIONS

Effective December 28, 1998, the Company sold its subsidiary, UNICCO Security Services, Inc., for $12 million in cash. The Company recorded a gain of approximately $4.1 million in connection with this sale. The Company has not provided for any state income taxes as a result of the gain on the sale due to the utilization of state net operating loss carryforwards. The gain and the operating results of the Company's Security subsidiary are reported as discontinued operations in the accompanying financial statements. The security business provided $2.0 million in cash from its operating activities during the nine month period ended March 28, 1999, which was used to reduce intercompany debt. The Company retained net assets of $7.4 million relating to the Security subsidiary, comprised primarily of accounts receivable less accounts payable and payroll-related accruals. These retained net assets were transferred to UNICCO Service Company and were excluded from the determination of the gain on sale.

(3) COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130), became effective for annual periods beginning after December 15, 1997 and establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. FAS 130 requires only additional reporting in the consolidated financial statements and does not affect the Company's financial position or results of operations. The components of comprehensive income for the three and nine month periods ended March 28, 1999 and March 29, 1998 are set forth below:

                                                                         (In Thousands -- Unaudited)
                                                   ___________________________________________________________________________
                                                              THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                   ------------------------------------   ------------------------------------
                                                        MARCH 28,          MARCH 29,          MARCH 28,           MARCH 29,
                                                          1999               1998               1999                1998
                                                   ------------------  -----------------  ------------------  -----------------
Net income ......................................        $ 4,562             $ 1,616            $ 7,947             $  (759)
Other comprehensive income-
foreign currency translation adjustment .........             74                  (3)              (238)                (34)
                                                         -------             -------            -------             -------
Comprehensive income ............................        $ 4,636             $ 1,613            $ 7,709             $   793
                                                         -------             -------            -------             -------

(4) CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - (IN THOUSANDS)

                                                             FOR THE THREE MONTHS ENDED MARCH 28, 1999 (UNAUDITED)
                                                   -----------------------------------------------------------------------
                                                                               NONGUARANTOR
                                                                  GUARANTOR     SUBSIDIARY                    CONSOLIDATED
                                                    UNICCO       SUBSIDIARIES      UFSCC      ELIMINATIONS        TOTAL
                                                   --------      ------------  ------------   ------------    ------------

Service revenues ..............................    $110,270        $ 9,285        $13,436        $    --        $132,991
Cost of service revenues ......................      98,277          7,957         12,021             --         118,255
                                                   --------        -------        -------        -------        --------
  Gross profit ................................      11,993          1,328          1,415             --          14,736
Selling, general and administrative ...........       8,924            471            913             --          10,308
Amortization of intangible assets .............         865            128             73             --           1,066
                                                   --------        -------        -------        -------        --------
  Operating income ............................       2,204            729            429             --           3,362
Interest income ...............................         223             --              8             --             231
Interest expense ..............................      (2,567)          (183)          (141)            --          (2,891)
                                                   --------        -------        -------        -------        --------
Income (loss) from continuing operations
  before income taxes .........................        (140)           546            296             --             702
Provision (benefit) for income taxes ..........         (16)            37            201             --             222
                                                   --------        -------        -------        -------        --------
Income (loss) from continuing operations
  before equity in net earnings of
  subsidiaries ................................        (124)           509             95             --             480

Equity in net earnings of subsidiaries ........       4,687             20             --         (4,707)             --
                                                   --------        -------        -------        -------        --------

Income from continuing operations .............       4,563            529             95         (4,707)            480
Discontinued operations :
Gain on sale of discontinued operations,
  net of tax of $0 ............................          --          4,082             --             --           4,082
                                                   --------        -------        -------        -------        --------
Net income ....................................    $  4,563        $ 4,611        $    95        $(4,707)       $  4,562
                                                   ========        =======        =======        =======        ========

                                                             FOR THE THREE MONTHS ENDED MARCH 29, 1998 (UNAUDITED)
                                                   -----------------------------------------------------------------------
                                                                               NONGUARANTOR
                                                                  GUARANTOR     SUBSIDIARY                    CONSOLIDATED
                                                    UNICCO       SUBSIDIARIES      UFSCC      ELIMINATIONS        TOTAL
                                                   --------      ------------  ------------   ------------    ------------

Service revenues ..............................    $104,659        $11,438        $ 8,418        $    --        $124,515
Cost of service revenues ......................      92,573         10,085          7,615             --         110,273
                                                   --------        -------        -------        -------        --------
  Gross profit ................................      12,086          1,353            803             --          14,242

Selling, general and administrative
  expenses ....................................       8,046            325            499             --           8,870
Amortization of intangible assets .............         916            116             24             --           1,056
                                                   --------        -------        -------        -------        --------
  Operating income ............................       3,124            912            280             --           4,316
Interest income ...............................          51              1              4             --              56
Interest expense ..............................      (2,054)          (707)          (108)            --          (2,869)
                                                   --------        -------        -------        -------        --------
Income from continuing operations before
  income taxes ................................       1,121            206            176             --           1,503
Provision for income taxes ....................          51             16            143             --             210
                                                   --------        -------        -------        -------        --------
Income from continuing operations before
  equity in net earnings of subsidiaries ......       1,070            190             33             --           1,293
Equity in net earnings of subsidiaries ........         546              7             --           (553)             --
                                                   --------        -------        -------        -------        --------
Income from continuing operations .............       1,616            197             33           (553)          1,293
Discontinued operations:
Income from discontinued operations, net
  of tax of $72 ...............................          --            323             --             --             323
                                                   --------        -------        -------        -------        --------
Net income ....................................    $  1,616        $   520        $    33        $  (553)       $  1,616
                                                   ========        =======        =======        =======        ========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - (IN THOUSANDS)

                                                             FOR THE NINE MONTHS ENDED MARCH 28, 1999 (UNAUDITED)
                                                   -----------------------------------------------------------------------
                                                                               NONGUARANTOR
                                                                  GUARANTOR     SUBSIDIARY                    CONSOLIDATED
                                                    UNICCO       SUBSIDIARIES      UFSCC      ELIMINATIONS        TOTAL
                                                   --------      ------------  ------------   ------------    ------------

Service revenues ..............................    $320,330        $30,523        $35,010        $    --        $385,863
Cost of service revenues ......................     283,893         25,704         31,188             --         340,785
                                                   --------        -------        -------        -------        --------
  Gross profit ................................      36,437          4,819          3,822             --          45,078
Selling, general and administrative ...........      26,358          1,375          2,271             --          30,004
Amortization of intangible assets .............       2,661            384            189             --           3,234
                                                   --------        -------        -------        -------        --------
  Operating income ............................       7,418          3,060          1,362             --          11,840
Interest income ...............................         410              2             26             --             438
Interest expense ..............................      (8,010)          (388)          (385)            --          (8,783)
                                                   --------        -------        -------        -------        --------
Income (loss) from continuing operations
  before income taxes .........................        (182)         2,674          1,003             --           3,495
Provision for income taxes ....................           5            132            636             --             773
                                                   --------        -------        -------        -------        --------
Income (loss) from continuing operations
  before equity in net earnings of
  subsidiaries ................................        (187)         2,542            367             --           2,722
Equity in net earnings of subsidiaries ........       8,134             77             --         (8,211)             --
                                                   --------        -------        -------        -------        --------

Income from continuing operations .............       7,947          2,619            367         (8,211)          2,722
Discontinued operations :
Income from discontinued operations, net
  of tax of $(12) .............................          --          1,143             --             --           1,143
Gain on sale of discontinued operations,
  net of tax of $0 ............................          --          4,082             --             --           4,082
                                                   --------        -------        -------        -------        --------
Net income ....................................    $  7,947        $ 7,844        $   367        $(8,211)       $  7,947
                                                   ========        =======        =======        =======        ========

                                                             FOR THE NINE MONTHS ENDED MARCH 29, 1998 (UNAUDITED)
                                                   -----------------------------------------------------------------------
                                                                               NONGUARANTOR
                                                                  GUARANTOR     SUBSIDIARY                    CONSOLIDATED
                                                    UNICCO       SUBSIDIARIES      UFSCC      ELIMINATIONS        TOTAL
                                                   --------      ------------  ------------   ------------    ------------


Service revenues ..............................    $312,003        $30,262        $25,275        $    --        $367,540
Cost of service revenues ......................     277,590         26,674         22,859             --         327,123
                                                   --------        -------        -------        -------        --------
  Gross profit ................................      34,413          3,588          2,416             --          40,417
Selling, general and administrative ...........      23,555            702          1,561             --          25,818
Amortization of intangible assets .............       2,739            310             90             --           3,139
                                                   --------        -------        -------        -------        --------
  Operating income ............................       8,119          2,576            765             --          11,460
Interest income ...............................          57              1              4             --              62
Interest expense ..............................      (6,255)        (2,078)          (331)            --          (8,664)
                                                   --------        -------        -------        -------        --------
Income from continuing operations before
  income taxes ................................       1,921            499            438             --           2,858
Provision (benefit) for income taxes ..........         (54)           478            386             --             810
                                                   --------        -------        -------        -------        --------
Income from continuing operations before
  equity in net earnings of subsidiaries ......       1,975             21             52             --           2,048
Equity in net earnings of subsidiaries ........         224             11             --           (235)             --
                                                   --------        -------        -------        -------        --------
Income from continuing operations .............       2,199             32             52           (235)          2,048
Discontinued operations :
Income from discontinued operations, net
  of tax of $938 ..............................          --            151             --             --             151
                                                   --------        -------        -------        -------        --------
Net income before extraordinary item ..........       2,199            183             52           (235)          2,199
Extraordinary loss ............................      (2,958)            --             --             --          (2,958)
                                                   --------        -------        -------        -------        --------
Net income (loss) .............................    $   (759)       $   183        $    52        $  (235)       $   (759)
                                                   ========        =======        =======        =======        ========

CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)

                                                                        MARCH 28, 1999 (UNAUDITED)
                                                   -----------------------------------------------------------------------
                                                                               NONGUARANTOR
                                                                  GUARANTOR    SUBSIDIARY -                   CONSOLIDATED
                                                    UNICCO       SUBSIDIARIES      UFSCC      ELIMINATIONS        TOTAL
                                                   --------      ------------  ------------   ------------    ------------

Assets
Current assets:
Cash and cash equivalents .....................    $ 33,144        $   269        $ 1,517       $   (264)       $ 34,666
Accounts receivable, less reserve of
  $2,476 ......................................      36,090          3,778          4,526             --          44,394
Unbilled receivables ..........................      22,048          2,450            803             --          25,301
Intercompany receivable (payable) .............       2,828          3,693         (6,521)            --              --
Other current assets ..........................       2,189            227            855             --           3,271
                                                   --------        -------        -------       --------        --------
         Total current assets .................      96,299         10,417          1,180           (264)        107,632
                                                   --------        -------        -------       --------        --------
Property and equipment, at cost ...............      12,875          1,025          2,384             --          16,284
Less -accumulated depreciation and
  amortization ................................       9,506            807            515             --          10,828
                                                   --------        -------        -------       --------        --------
    Net property and equipment ................       3,369            218          1,869             --           5,456
                                                   --------        -------        -------       --------        --------
Due from (to) affiliates ......................      14,509           (620)            --        (13,889)             --
Investment in subsidiary ......................      14,714            653             --        (15,367)             --
Notes receivable and accrued interest from
  Officers ....................................         475             --             --             --             475
Intangible assets, net of amortization ........      34,567          5,907          4,018             --          44,492
Other assets, net .............................       5,599             77             18             --           5,694
                                                   --------        -------        -------       --------        --------
                                                     69,864          6,017          4,036        (29,256)         50,661
                                                   --------        -------        -------       --------        --------
                                                   $169,532        $16,652        $ 7,085       $(29,520)       $163,749
                                                   ========        =======        =======       ========        ========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft ................................    $     --        $   264        $    --       $   (264)       $     --
Accounts payable ..............................       5,585            837            826             --           7,248
Accrued payroll and payroll-related expenses ..      17,439            765          2,783             --          20,987
Deferred income taxes .........................       2,357            271             --             --           2,628
Other accrued expenses ........................       8,692            342            656             --           9,690
                                                   --------        -------        -------       --------        --------
         Total current liabilities ............      34,073          2,479          4,265           (264)         40,553
                                                   --------        -------        -------       --------        --------

Long-term liabilities:
Long-term debt, less current portion ..........     109,581             --             --             --         109,581
Other long-term liabilities ...................         161             --             --             --             161
                                                   --------        -------        -------       --------        --------
         Total long-term liabilities ..........     109,742             --             --             --         109,742
                                                   --------        -------        -------       --------        --------

Commitments and Contingencies
Shareholders' equity ..........................      26,369         14,173          2,820        (29,256)         14,106
Less:
Treasury shares at cost .......................        (502)            --             --             --            (502)
Notes receivable from stock sales .............        (150)            --             --             --            (150)
                                                   --------        -------        -------       --------        --------
         Total shareholders' equity ...........      25,717         14,173          2,820        (29,256)         13,454
                                                   --------        -------        -------       --------        --------
                                                   $169,532        $16,652        $ 7,085       $(29,520)       $163,749
                                                   ========        =======        =======       ========        ========

CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)

                                                                              JUNE 28, 1998
                                                   -----------------------------------------------------------------------
                                                                               NONGUARANTOR
                                                                  GUARANTOR    SUBSIDIARY -                   CONSOLIDATED
                                                    UNICCO       SUBSIDIARIES      UFSCC      ELIMINATIONS        TOTAL
                                                   --------      ------------  ------------   ------------    ------------

Assets
Current assets:
Cash and cash equivalents .....................    $  9,089        $   300        $ 1,007       $ (1,245)       $  9,151
Accounts receivable, less reserve of
  $2,010 ......................................      33,519         12,013          3,257             --          48,789
Unbilled receivables ..........................      20,178          7,003            180             --          27,361
Intercompany receivable (payable) .............      10,837         (8,934)        (1,903)            --              --
Other current assets ..........................       1,995            278            121             --           2,394
                                                   --------        -------        -------       --------        --------
         Total current assets .................      75,618         10,660          2,662         (1,245)         87,695
                                                   --------        -------        -------       --------        --------
Property and equipment, at cost ...............      11,835          1,133            658             --          13,626
Less -accumulated depreciation and
  amortization ................................       8,628            820            244             --           9,692
                                                   --------        -------        -------       --------        --------
    Net property and equipment ................       3,207            313            414             --           3,934
                                                   --------        -------        -------       --------        --------
Due from (to) affiliates ......................      14,509           (620)            --        (13,889)             --
Investment in subsidiary ......................       6,581            575             --         (7,156)             --
Notes receivable and accrued interest from
officers ......................................         475             --             --             --             475
Intangible assets, net of amortization ........      37,229          6,239          1,790             --          45,258
Other assets, net .............................       5,887            138             21             --           6,046
Net assets of discontinued operations .........          --          7,381             --             --           7,381
                                                   --------        -------        -------       --------        --------
                                                     64,681         13,713          1,811        (21,045)         59,160
                                                   --------        -------        -------       --------        --------
                                                   $143,506        $24,686        $ 4,887       $(22,290)       $150,789
                                                   ========        =======        =======       ========        ========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft ................................    $     --        $ 1,245        $    --       $ (1,245)       $     --
Accounts payable ..............................       3,452          1,235            427             --           5,114
Accrued payroll and payroll-related expenses ..      14,056          2,380          1,399             --          17,835
Deferred income taxes .........................       1,771            857             --             --           2,628
Other accrued expenses ........................       5,557            453            367             --           6,377
                                                   --------        -------        -------       --------        --------
         Total current liabilities ............      24,836          6,170          2,193         (1,245)         31,954
                                                   --------        -------        -------       --------        --------

Long-term liabilities:
Long-term debt, less current portion ..........     109,544             --             --             --         109,544
Other long-term liabilities ...................         401             --             --             --             401
                                                   --------        -------        -------       --------        --------
         Total long-term liabilities ..........     109,945             --             --             --         109,945
                                                   --------        -------        -------       --------        --------

Commitments and Contingencies
  Shareholders' equity ........................       9,387         18,516          2,694        (21,045)          9,552
Less:
Treasury shares at cost .......................        (502)            --             --             --            (502)
Notes receivable from stock sales .............        (160)            --             --             --            (160)
                                                   --------        -------        -------       --------        --------
         Total shareholders' equity ...........       8,725         18,516          2,694        (21,045)          8,890
                                                   --------        -------        -------       --------        --------
                                                   $143,506        $24,686        $ 4,887       $(22,290)       $150,789
                                                   ========        =======        =======       ========        ========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)

                                                                  NINE MONTHS ENDED MARCH  28, 1999 (UNAUDITED)
                                                      -----------------------------------------------------------------------
                                                                                  NONGUARANTOR
                                                                     GUARANTOR    SUBSIDIARY -                   CONSOLIDATED
                                                       UNICCO       SUBSIDIARIES      UFSCC      ELIMINATIONS        TOTAL
                                                      --------      ------------  ------------   ------------    ------------

Cash flows relating to operating activities:
   Net income ......................................  $ 7,947        $  7,844        $   367        $(8,211)       $  7,947
   Net earnings from equity investment .............   (8,134)            (77)            --          8,211              --
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Amortization of intangible assets ............    2,661             683            189             --           3,533
      Amortization of debt issue costs and
        discount ...................................      376              --             --             --             376
      Depreciation and amortization ................    1,227             164            271             --           1,662
      Gain on disposals ............................       (7)             --             --             --              (7)
      Gain on sale of discontinued operations ......       --          (4,082)            --             --          (4,082)
      Other ........................................        7              (7)            --             65              65

      Changes in assets and liabilities:
        Accounts receivable ........................    3,711           1,904         (1,354)            --           4,261
        Unbilled receivables .......................    2,585              99           (624)            --           2,060
        Intercompany receivable (payable) ..........    1,693          (6,264)         4,636            (65)             --
        Other current assets .......................     (149)            (20)          (335)            --            (504)
        Other long-term assets .....................     (196)             59              2             --            (135)
        Cash overdraft .............................     (671)           (310)            --            981              --
        Accounts payable ...........................    1,915            (180)           381             --           2,116
        Accrued expenses and other current
          liabilities ..............................    3,706             223          1,626             --           5,555
        Other long-term liabilities ................     (194)             --             --             --            (194)
                                                      -------        --------        -------        -------        --------
        Net cash provided by operating
          activities ...............................   16,477              36          5,159            981          22,653
                                                      -------        --------        -------        -------        --------

Cash relating to investing activities:
   Proceeds from sale of discontinued operations
     Acquisition ...................................   12,000              --             --             --          12,000
   Purchase of property and equipment, net .........      104             (15)        (4,526)            --          (4,437)
   Proceeds from sale of property and equipment ....   (1,446)            (52)          (115)            --          (1,613)
                                                           62              --             --             --              62
                                                      -------        --------        -------        -------        --------
      Net cash provided by (used in) investing
        activities .................................   10,720             (67)        (4,641)            --           6,012
                                                      -------        --------        -------        -------        --------

Cash flows relating to financing activities:
   Distributions to shareholders ...................   (3,152)             --             --             --          (3,152)
   Payments received for notes receivable from
      stock sales ..................................       10              --             --             --              10
                                                      -------        --------        -------        -------        --------
      Net cash used in financing activities ........   (3,142)             --             --             --          (3,142)
                                                      -------        --------        -------        -------        --------

Effect of exchange rate changes on cash and
   cash equivalents ................................       --              --             (8)            --              (8)
                                                      -------        --------        -------        -------        --------
Net increase (decrease) in cash and cash
   equivalents .....................................   24,055             (31)           510            981         (25,515)
Cash and cash equivalents, beginning of period .....    9,089             300          1,007         (1,245)          9,151
                                                      -------        --------        -------        -------        --------
Cash and cash equivalents, end of period ...........  $33,144        $    269        $ 1,517        $  (264)       $ 34,666
                                                      =======        ========        =======        =======        ========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)

                                                                 NINE MONTHS ENDED MARCH 29, 1998 (UNAUDITED)
                                                    -----------------------------------------------------------------------
                                                                                NONGUARANTOR
                                                                   GUARANTOR    SUBSIDIARY -                   CONSOLIDATED
                                                     UNICCO       SUBSIDIARIES      UFSCC      ELIMINATIONS        TOTAL
                                                    --------      ------------  ------------   ------------    ------------

Cash flows relating to operating activities:
   Net income (loss) ..........................     $   (759)       $   183        $    52        $(235)         $   (759)
   Net earnings from equity investment ........         (224)           (11)            --          235                --
   Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
      Amortization of intangible assets .......        2,739            759             90           --             3,588
      Amortization of debt issue costs and
        discount ..............................          531             --             --           --               531
      Depreciation and amortization ...........        1,489            145             85           --             1,719
      Gain on disposals .......................          (33)           (13)            --           --               (46)
      Extraordinary loss ......................        3,024             --             --           --             3,024
      Deferred taxes ..........................         (256)           996             --           --               740
      Other ...................................           --             --             --           39                39

      Changes in assets and liabilities:
        Accounts receivable ...................        1,292          3,668            653           --             5,613
        Unbilled receivables ..................        2,096         (3,145)          (472)          --            (1,521)
        Intercompany receivable (payable) .....        4,207         (4,265)            97          (39)               --
        Other current assets ..................          636            429           (109)          --               956
        Other long-term assets ................          167            (29)            --           --               138
        Cash overdraft ........................      (10,840)           871             --         (838)          (10,807)
        Accounts payable ......................       (1,551)          (307)           278           --            (1,580)
        Accrued expenses and other current
          liabilities .........................        6,182            (81)           122           --             6,223
        Other long-term liabilities ...........         (750)            --             --           --              (750)
                                                    --------        -------        -------        -----          --------
      Net cash provided by (used in) operating
        activities ............................        7,950           (800)           796         (838)            7,108
                                                    --------        -------        -------        -----          --------

Cash relating to investing activities:
   Due to/from affiliates .....................          (37)            37             --           --                --
   Acquisition, including cash acquired .......       (2,600)           380             --           --            (2,220)
   Purchases of property and equipment, net ...       (1,107)          (230)           (62)          --            (1,399)
   Payments received for notes receivable from
      officers ................................          229             --             --           --               229
                                                    --------        -------        -------        -----          --------
      Net cash provided by (used in) investing
        activities ............................       (3,515)           187            (62)          --            (3,390)
                                                    --------        -------        -------        -----          --------

Cash flows relating to financing activities:
   Net payments on line of credit .............      (50,587)            --             --           --           (50,587)
   Proceeds from debt .........................      104,507             --             --           --           104,507
   Payments of debt ...........................      (52,400)            --             --           --           (52,400)
   Increase in debt issuance costs ............       (4,511)            --             --           --            (4,511)
   Distributions to shareholders ..............         (400)            --             --           --              (400)
   Payment on note payable to related party ...         (282)            --             --           --              (282)
   Payments received for notes receivable from
     stock sales ..............................            7             --             --           --                 7
                                                    --------        -------        -------        -----          --------
      Net cash used in financing activities ...       (3,666)            --             --           --            (3,666)
                                                    --------        -------        -------        -----          --------

Effect of exchange rate changes on cash and
   cash equivalents ...........................           --             --            (30)          --               (30)
                                                    --------        -------        -------        -----          --------
Net increase (decrease) in cash and cash
   equivalents ................................          769           (613)           704         (838)               22
Cash and cash equivalents, beginning of period         1,998            621          1,309           --             3,928
                                                    --------        -------        -------        -----          --------
Cash and cash equivalents, end of period ......     $  2,767        $     8        $ 2,013        $(838)         $  3,950
                                                    ========        =======        =======        =====          ========

(5) LITIGATION

    In the ordinary course of business, the Company is party to various types of litigation. The Company believes that, in the aggregate, the litigation matters currently pending will not have a material adverse effect on the Company's financial position, results of operations or its cash flows, taken as a whole.

(6) ACQUISITION

    Effective September 1, 1998, the Company acquired certain assets of Empire Maintenance Industries, Inc., a Canadian janitorial services company ("Empire"), for $4.4 million in cash. The acquisition was accounted for as a purchase and the operations of Empire are included in the accompanying unaudited condensed consolidated financial statements since the effective date of acquisition.

(7) REFINANCING

    On October 17, 1997, UNICCO and certain of its affiliates consummated a $105 million Series A Note Offering and entered into a $45 million Amended Credit Facility. The net proceeds from the Series A Note Offering and the Amended Facility were used to pay approximately $84.8 million of indebtedness under the Group's existing credit facilities and $19.7 million of certain other indebtedness, fees and expenses incurred in connection with such financing. The Series A Note Offering matures on October 15, 2007. The Notes are not redeemable prior to October 15, 2002. Thereafter, the Notes are subject to redemption at any time at the option of the issuers at redemption prices set forth in the Notes. Interest on the Notes accrues at the rate of 9 7/8% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 1998. The payment of principal and interest on the Notes is subordinated in right to the prior payment of all Senior Debt, as defined.

    Upon the occurrence of a change in control, as defined, the issuers are obligated to make an offer to each holder of the Notes to repurchase all or any part of such holder's Notes at an offer price in cash equal to 101% of the principal amount thereof, plus accrued and unpaid interest. The covenants under the Notes, the Amended Facility and the Company's other subordinated indebtedness include limitations on certain sales of assets, certain payments of dividends and incurrence of debt, certain mergers and acquisitions and certain transactions with affiliates. With respect to the Amended Facility, the Company is required to maintain certain financial ratios, including defined levels of tangible net worth, earnings before interest, taxes, depreciation and amortization, and others.

    During the second quarter of fiscal 1998, the Company recorded an extraordinary loss of $3.0 million, net of state tax benefit, related to the refinancing discussed above. A total of $2.0 million of the loss was attributable to the write-off of unamortized deferred financing costs in connection with the refinancing of the Company's indebtedness in October 1997. A total of $1.0 million of the extraordinary loss was attributable to the payment of $11 million in October 1997 to settle certain indebtedness incurred in connection with the June 1996 Ogden acquisition. The book value of such Note in the Company's balance sheet at the settlement date (October 17, 1997) was $10.0 million.

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

(8) SHAREHOLDER DISTRIBUTION

    In February 1999, the Company made a $2,000,000 pro rata distribution to its shareholders. In connection with this distribution, the Company obtained waivers from its bank group under the terms of the Amended Credit Facility. Such distribution did not exceed the restricted payment covenant, as defined, in the Indenture governing the Company's Senior Subordinated Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED MARCH  28, 1999 AND MARCH 29, 1998

    REVENUES Revenues for the third quarter of fiscal 1999, which ended March 28, 1999, were $133.0 million compared to $124.5 million for the third quarter of fiscal 1998, which ended March 29, 1998, an increase of $8.5 million or 6.8%. This increase is primarily attributable to revenue increases in the Company's Canadian operations ($5.0 million) as a result of the September 1998 acquisition of Empire Maintenance Industries, Inc., as well as revenue increases in the Company's Northeast Region ($3.0 million), Southwest Region ($0.8 million) and Southeast Region ($0.5 million) as a result of additional services performed under new and established contracts. Revenues in the Eastern Region decreased $1.4 million due to the loss of several contracts. Management believes that the loss of such contracts is not material to the consolidated results of operations. Other regions accounted for an aggregate increase of $0.6 million. Such increases resulted from services performed under new contracts and the impact of a full quarter's revenue from contracts acquired in the prior year.

    COST OF REVENUES Cost of revenues for the third quarter of fiscal 1999 were $118.3 million, or 89.0% of revenues, compared to $110.3 million, or 88.6% of revenues, for the third quarter of fiscal 1998. The increase, as a percentage of revenue, was primarily due to higher payroll-related expenses in the current period.

    GROSS PROFIT As a result of the foregoing, gross profit for the third quarter of fiscal 1999 was $14.7 million, or 11.1% of revenues, compared to $14.2 million, or 11.4% of revenues, for the comparable period in fiscal 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the third quarter of fiscal 1999 were $10.3 million, or 7.8% of revenues, compared to $8.9 million, or 7.1% of revenues, for the third quarter of fiscal 1998. The increase of $1.4 million is primarily due to increases in payroll related expenses of $0.7 million as a result of annual salary increases effective July 1, 1998, headcount increases, and incremental salary expense of $0.2 million associated with the Empire acquisition effective September 1, 1998. Travel and entertainment and vehicle expenses also increased $0.3 million and as a result of the impact of new business opportunities and servicing a growing, geographically disbursed customer base. The Company's Year 2000 remediation costs increased $0.2 million between the comparable periods. Office and occupancy costs increased $0.2 million between periods, primarily as a result of increased equipment lease and maintenance costs, bank fees and depreciation expense. Professional fees, primarily consisting of general business consulting services, increased $0.1 million between comparable periods. Foreign currency translation charges decreased $0.1 million due to the strengthening of Canadian dollar from the prior year comparable period.

    AMORTIZATION OF INTANGIBLE ASSETS Amortization expense was $1.1 million and $1.1 million in the third quarter of fiscal 1999 and fiscal 1998, respectively.

    OPERATING INCOME As a result of the foregoing, income from operations for the third quarter of fiscal 1999 was $3.4 million, or 2.5% of revenues, compared to $4.3 million, or 3.5% of revenues for the third quarter of fiscal 1998.

      EBITDA As a result of the foregoing, EBITDA for the third quarter of fiscal 1999 was $5.0 million, or 3.8% of revenues, compared to $5.9 million, or 4.7% of revenues, for the third quarter of fiscal 1998. EBITDA for the third quarter of fiscal 1999 excludes the gain on the sale of the Company's discontinued security operations of $4.1 million. EBITDA for the third quarter of fiscal 1998 excludes the EBITDA of the discontinued security operations of $0.6 million. EBITDA is defined as earnings before provision for income taxes, interest expense, interest income and depreciation and amortization. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment; (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles; (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

    INTEREST EXPENSE Interest expense for the third quarter of fiscal 1999 was $2.9 million, or 2.2% of revenues, compared to $2.9 million, or 2.3% of revenues, for the third quarter of fiscal 1998.

    INCOME TAXES Provision for income taxes for the third quarter of fiscal 1999 was $0.2 million, or 31.6% of income before provision for income taxes, compared to $0.2 million, or 14.0% of income before provision for income taxes, for the third quarter of fiscal 1998. The higher effective tax rate in the third quarter of fiscal 1999 resulted primarily from an increase in taxable income of the Company's Canadian subsidiary, which is taxed at the full Canadian statutory rate.

    NET INCOME As a result of the foregoing, as well as the gain of $4.1 million on the sale of the Company's discontinued security business, net income for the third quarter of fiscal 1999 was $4.6 million, or 3.4% of revenues, compared to $1.6 million, or 1.3% of revenues, for the third quarter of fiscal 1998.

COMPARISON OF NINE MONTH PERIODS ENDED MARCH 28, 1999 AND MARCH 29, 1998

     REVENUES Revenues for the nine months ended March 1999, were $385.9 million compared to $367.5 million for the comparable period of fiscal 1998, an increase of $18.4 million or 5.0%. This increase was primarily attributable to revenue increases in the Company's Canadian operations ($9.7 million) as a result of the September 1998 acquisition of Empire Maintenance Industries, Inc., the Company's Midwest Region ($3.5 million) as a result of the February 1998 acquisition of American Building Services, Inc., and the Company's Northeast Region ($5.5 million) and Southwest Region ($1.4 million) as a result of additional services performed under new and established contracts. Revenues in the Company's Eastern Region decreased $1.9 million, due to the loss of several contracts. Management believes that the loss of such contracts is not material to the consolidated results of operations. Other regions accounted for an aggregate increase of $0.2 million of revenue. Such increases resulted from services performed under new contracts and the impact of a full nine months of revenue from contracts acquired in the prior year.

    COST OF REVENUES Cost of revenues for the nine months ended March 1999 were $340.8 million, or 88.3% of revenues, compared to $327.1 million, or 89.0% of revenues, for the comparable period of fiscal 1998. The improvement was primarily attributable to overall cost reductions achieved through tighter management of labor and expenditures.

    GROSS PROFIT As a result of the foregoing, gross profit for the nine months ended March 1999 was $45.1 million, or 11.7% of revenues, compared to $40.4 million, or 11.0% of revenues, for the comparable period in fiscal 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the nine months ended March 28, 1999 were $30.0 million, or 7.8% of revenues, compared to $25.8 million, or 7.0% of revenues, for the comparable period of fiscal 1998. The increase of $4.2 million is primarily due to increases in office and occupancy costs of $1.3 million between the comparable periods, primarily as a result of increased equipment lease costs, bank fees and depreciation expense. The Company's Year 2000 remediation costs increased $0.6 million between comparable periods. Payroll related expenses increased $1.7 million as a result of annual salary increases effective July 1, 1998 and incremental salary expense of $0.4 million associated with the Empire acquisition effective September 1, 1998. Travel and entertainment and vehicle expenses also increased $0.7 million as a result of the impact of new business opportunities and servicing a growing, geographically disbursed customer base. Professional fees, primarily consisting of external programming related costs and temporary help costs, decreased $0.1 million between the comparable periods as a result of the completion of the systems integration of the Ogden business acquired in June 1996.

    AMORTIZATION OF INTANGIBLE ASSETS Amortization expense was $3.2 million and $3.1 million in the nine month periods of fiscal 1999 and fiscal 1998, respectively.

    OPERATING INCOME As a result of the foregoing, income from operations for the nine month period ended March 1999 was $11.8 million, or 3.1% of revenues, compared to $11.5 million, or 3.1% of revenues for the comparable period.

    EBITDA As a result of the foregoing, EBITDA for the nine months ended March 28, 1999 was $16.7 million, or 4.3% of revenues, compared to $16.2 million, or 4.4% of revenues, for the comparable period. EBITDA excludes the EBITDA of the discontinued security operations of $1.5 million and $1.6 million for the nine month periods of fiscal 1999 and 1998, respectively. EBITDA for the fiscal 1999 period also excludes the gain on the sale of the discontinued security operations of $4.1 million.

    INTEREST EXPENSE Interest expense for the nine months ended March 1999 was $8.8 million, or 2.3% of revenues, compared to $8.7 million, or 2.4% of revenues, for the comparable period.

    INCOME TAXES Provision for income taxes for the nine months ended March 1999 was $0.8 million, or 22.1% of income before provision for income taxes, compared to $0.8 million, or 28.3% of income before provision for income taxes, for the comparable period. The effective rate for the nine month period ended March 1999 is higher than expected due to the increase in taxable income from the Company's Canadian subsidiary, which is taxed at the full Canadian statutory rate. The effective rate in 1998 resulted from the significant growth in the working capital of the Ogden operations that were acquired at the end of fiscal 1996 and due to the fiscal 1998 second quarter election made by USC, Inc. and its subsidiary to change to the cash basis of accounting for income tax purposes, consistent with the basis followed by UNICCO Service Company. As a result, the Company recorded significant deferred tax assets and liabilities. In addition, based upon a review of all available evidence, management recorded a valuation allowance associated with the deferred tax assets.

    EXTRAORDINARY LOSS During the second quarter of fiscal 1998, the Company recorded an extraordinary loss of $3.0 million, net of state tax benefit. A total of $2.0 million of the loss was attributable to the write off of unamortized deferred financing costs in connection with the refinancing of the Company's indebtedness in October 1997. A total of $1.0 million of the extraordinary loss was attributable to the payment of $11 million in October 1997 to settle certain indebtedness incurred in connection with the June 1996 Ogden acquisition. The book value of such Note on the Company's balance sheet at the settlement date (October 17, 1997) was $10.0 million.

    NET INCOME (LOSS) As a result of the foregoing, as well as income of $5.2 million (net of tax) from the operations and the sale of the Company's discontinued security business, net income for the nine months ended March 1999 was $7.9 million, or 2.1% of revenues, compared to a net loss of $(0.8) million, or (0.2)% of revenues, for the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended March 28, 1999, the Company's cash increased by $25.5 million. Net cash provided by operating activities of $22.7 million included net income of $7.9 million and a decrease in accounts receivable of $6.3 million. The net income includes a $4.1 million gain on the sale of discontinued security operations (See Note 2 to the accompanying Condensed Consolidated Financial Statements). The decrease in accounts receivable was primarily due to the collection of receivables associated with the discontinued security operations as well as management's efforts to expedite the collection of receivables. Net cash provided by investing activities was $6.0 million. Investing activities included cash used of $4.4 million for the Empire acquisition in September 1998 and cash provided of $12.0 million from the sale of the discontinued security operations in December 1998. Net cash used in financing activities was $3.1 million, representing distributions to shareholders.

     For the nine months ended March 29, 1998, the Company's cash balance did not materially change. A total of $3.7 million of cash was provided by operating activities and investing activities which consisted of $7.1 million of net cash provided by operating activities and $3.4 million used in investing activities. Investing activities included cash of $2.2 million for an acquisition in February 1998. Net cash used in financing activities during the period was $3.7 million. In October 1997, the Company consummated an offering of $105 million of 9 7/8% Senior Subordinated Notes due 2007. Proceeds from the offering, net of bond discount and expenses, were $101.2 million. Proceeds were used to repay long-term debt of $52.4 million and outstanding borrowings under the Company's prior revolving credit facilities of $48.8 million.

    Capital expenditures were $1.6 million and $1.4 million, respectively, for the nine month periods ended March 1999 and l998. The Company's operations do not generally require material investment in capital assets. The Company expects that its capital expenditure requirements will not increase materially during the fourth quarter of fiscal 1999 or during fiscal 2000.

     The Company is party to an amended revolving credit facility (the "Credit Facility") under which the Company may borrow up to $45.0 million for working capital and general corporate purposes, subject to certain conditions. There were no cash borrowings under the Credit Facility as of March 28, 1999. The Credit Facility, the Indenture governing the Company's Senior Subordinated Notes due 2007 and the terms of the Company's other subordinated indebtedness include certain financial and operating covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, make investments and take other actions. (See Note 7 to the accompanying Condensed Consolidated Financial Statements.) The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors.

    The Company's principal capital requirements are to service the Company's indebtedness, for working capital and, to a lesser extent, to fund capital expenditures. The Company believes that its cash flow from operations, together with cash on hand and its borrowing capacity under the Credit Facility, will be sufficient to meet such requirements as they now exist.

YEAR 2000 COMPLIANCE

    Status of Year 2000 Preparations. The Company's information systems are licensed from outside vendors. The Company's principal outside vendor has released an upgrade of the primary software used by the Company to perform its accounting, payroll, accounts payable, invoicing and financial reporting functions. The vendor has represented to the Company that this upgrade is Year 2000 compliant. The Company implemented the software upgrade in March 1999. The Company plans to complete compliance testing of the upgrade in September of 1999. The Company believes that its primary information technology systems are Year 2000 compliant.

    With respect to non-information technology systems, such as embedded microprocessors, the Company has completed its review of its potential Year 2000 exposure from these systems. In April 1999, the Company completed its data gathering, identification and risk assessment of business critical issues, and the development of a remediation plan to address business critical issues. The Company has begun the implementation of its remediation plan and expects the plan to be completed in November 1999.

    Cost of Year 2000 Remediation. The Company's Year 2000 remediation costs of approximately $65,000 and $610,000 expended in fiscal 1998 and the nine month period ended March 28, 1999, respectively, includes costs of acquiring Year 2000 compliant software, hardware and non-information technology equipment (other than replacements that would have been purchased regardless of the Year 2000 issue), and hiring or outsourcing Year 2000 solution providers. The Company's most recent assessment of its total expenditures related to Year 2000 remediation of its primary information technology systems is approximately $830,000. The expended and projected costs do not include internal costs as the Company does not separately track the internal costs of the Year 2000 project. Such costs are principally the related payroll costs for its information systems group. Such estimate is subject to change, particularly as a result of uncertainties resulting from the factors described below.

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

    Contingency Plans. The Company believes that it can secure additional external resources to minimize the likelihood of long term, material adverse effects in the event that its own and third-party systems experience widespread Year 2000 failures. The Company has not completed detailed contingency plans. These plans are being developed in conjunction with the remediation plan.

GENERAL

    Certain statements contained in this report are forward-looking and represent the Company's expectations or beliefs concerning future events. Without limiting the foregoing, the words "believes," "anticipates," "intends," "expects" and similar expressions are intended to identify forward-looking statements. The Company cautions that these and similar statements involve risks, uncertainties and assumptions that could cause actual results or events to differ materially from those described in such forward-looking statements. Factors which could cause such differences include the Company's degree of leverage, restrictions in the Company's debt agreements, dependence on key personnel, the short-term nature of the Company's contracts, potential environmental or other liabilities, competitive factors and pricing pressures, assimilation of past or future acquisitions, general economic conditions and the acts of third parties, as well as other factors which are described in the Company's Registration Statement on Form S-4 (File No. 333-42407), and periodic reports filed from time to time with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

      PART II.        OTHER INFORMATION

      ITEM 1.         LEGAL PROCEEDINGS

                      The Company is not involved in any pending legal proceedings other than those arising in the ordinary course of the Company's business. Management believes that the resolution of these matters will not materially affect the Company's financial position or results of operations, taken as a whole (see Note 5 to the accompanying Condensed Consolidated Financial Statements).

      ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

                      Not applicable.

      ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

                      Not applicable.

      ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      Not applicable.

      ITEM 5.         OTHER INFORMATION

                      See the information regarding disposition and acquisition activity in Notes 2 and 6 to the accompanying Condensed Consolidated Financial Statements.

      ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                      a.       Exhibits

                               27.1 Financial Data Schedule

                      b.       Reports on Form 8-K:

                               On January 1, 1999, the Company filed a current report on Form 8-K (Items 2 and 7), which disclosed the Company's sale of its security operations effective as of December 28, 1998.

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


                              UNICCO SERVICE COMPANY
                              --------------------------------------------------
                              Registrant


May 12, 1999                  By: /s/ Steven C. Kletjian
                                  ----------------------------------------------
                                  Steven C. Kletjian, President,
                                  Chief Executive Officer
                                  (Principal Executive Officer)


May 12, 1999                  By: /s/ George A. Keches
                                  ----------------------------------------------
                                  George A. Keches, Vice President -
                                  Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)