Form 10-K405
period 1999-06-27
UNICCO SERVICE CO
filed 1999-09-27
CIK 1050011

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 27, 1999

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

                                 ---------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                 NOT APPLICABLE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             UNICCO SERVICE COMPANY

                                    FORM 10-K

                         FISCAL YEAR ENDED JUNE 27, 1999

                                TABLE OF CONTENTS

ITEM                                                PART I                                         PAGE

1.     Business..............................................................................        3
2.     Properties............................................................................        7
3.     Legal Proceedings.....................................................................        7
4.     Submission of Matters to a Vote of Security Holders...................................        7

                                                    PART II

5.     Market for Registrant's Common Equity and Related Stockholder Matters.................        7
6.     Selected Financial Data...............................................................        8
7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.        9
7A.    Quantitative and Qualitative Disclosures About Market Risk............................       16
8.     Financial Statements and Supplementary Data...........................................       18
9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..       42

                                                    PART III

10.    Directors and Executive Officers of the Registrant....................................       42
11.    Executive Compensation................................................................       45
12.    Security Ownership of Certain Beneficial Owners and Management........................       46
13.    Certain Relationships and Related Transactions........................................       46

                                                    PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................       47
       Signatures............................................................................       50

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Report, particularly in Items 1, 2, 3, 7 and 7A hereof, are forward-looking and represent the Company's expectations or beliefs concerning future events. Without limiting the foregoing, the words "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements. The Company cautions that these and similar statements are subject to risks, uncertainties and assumptions that could cause actual results or events to differ materially from those described in such forward-looking statements. Factors which could cause such differences include the Company's degree of leverage, restrictions in the Company's debt agreements, dependence on key personnel, the short-term nature of the Company's contracts, potential environmental or other liabilities, competitive factors and pricing pressures, wage and insurance rates, assimilation of past or future acquisitions, general economic conditions and acts of third parties, as well as other factors which are described in the Company's Registration Statement on Form S-4 (File No. 333-42407) and from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.


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

     In June 1996, the Company consummated the strategic acquisition (the "Ogden Acquisition") of the Allied Facilities Services business of Ogden Corporation ("Ogden"). The Ogden Acquisition expanded the Company's geographic range to cover most of the United States and Canada.

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

     Effective September 1, 1998, the Company acquired certain assets of Empire Maintenance Industries, Inc., a Canadian janitorial services company ("Empire"), for $4.4 million in cash. The acquisition was accounted for as a purchase and the operations of Empire are included in the accompanying consolidated financial statements since the effective date of the acquisition.

     Effective February 1, 1998, the Company acquired 100% of the outstanding common stock of American Building Services, Inc. ("ABS"). The acquisition was accounted for as a purchase and the operations of ABS are included in the accompanying consolidated financial statements since the effective date of the acquisition. The aggregate purchase price was approximately $2.6 million in cash.

     In the fourth quarter of fiscal 1998, the Company's management and Advisory Board approved a plan to divest the Company's security business, which it acquired as part of the Ogden Acquisition. Effective December 28, 1998, the Company sold its security business for $12 million in cash.

     The Company's fiscal year ends on the last Sunday in June of each year. References herein to "fiscal 1999" refer to the Company's fiscal year ended June 27, 1999.

GENERAL

     UNICCO offers a range of integrated outsourced facilities management and support services relating to the operation and maintenance of buildings and plants. These services are designed to optimize the facility's operating efficiency while relieving the Company's customers from the management and personnel burdens associated with non-core functions.

     The Company's building operation and maintenance services include traditional custodial functions such as janitorial and housekeeping services, and mechanical and plant maintenance, which are provided to customers across the Company's various market sectors. In connection with the Company's total facility management concept, the Company provides additional contract building services in the areas of grounds maintenance, mobile facilities maintenance, utility operations, energy management, recycling, snow removal and building systems controls.

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

     The Company's corporate operations are headquartered in Boston, Massachusetts. The Company's customer service functions are organized by geographic region under a system of regional managers.

SERVICES

     The Company's principal service offerings are listed by category below.

Engineering:

-  Mechanical Engineering                      -  Energy Management
-  Planning/Scheduling                         -  Space Planning
-  Power Generation Management                 -  CAD Services
-  Plant Engineering                           -  CMMS Programs
                                               -  Environmental

Commercial Services:

-  Janitorial/Housekeeping                     -  Window Washing
-  Recycling                                   -  Pest Control
-  Relamping Services                          -  Specialty Cleaning
-  Porter/Matron Services                      -  Clean Rooms/High Tech
-  Snow Removal                                -  Sterile Environment
-  Landscaping/Grounds Maintenance

Operations & Maintenance:

-  Facility Management/Repair                  -  Distribution Management
-  Production Equipment Maintenance/Repair     -  Waste Management
-  Warehouse Services and Inventory Control    -  Elevator/Escalator Maintenance
-  Utility Program Operation                   -  Fleet Maintenance
-  Shipping/Receiving Services                 -  Roof Repair
-  Construction Project Management             -  Telecommunications
-  Mobile Facilities Maintenance

Administration:

-  Subcontract Administration                  -  Audio/Visual Services
-  Materials Procurement                       -  Secretarial/Clerical Services
-  Reprographics/Copy Center                   -  Service Call Desk
-  Mail Distribution                           -  Switchboard/Reception

CUSTOMERS

     The Company has approximately 1,300 active customer accounts, including several of the Fortune 500 companies, operating in a wide variety of business sectors including commercial real estate, banking, insurance, consumer products, retail, automotive and heavy equipment manufacturing, pharmaceuticals, telecommunications, high technology, aerospace, defense contracting and chemical manufacturing. In addition, the Company provides services to government agencies, colleges and universities and other organizations and institutions such as museums and sports facilities.

     The Company's revenue stream is diverse, with no single customer accounting for more than 4% of the Company's revenues in fiscal 1999. The Company services customers in over 45 states, including Hawaii, and each of the Canadian provinces. The Company has enjoyed a long-term relationship with many of its largest customers.

CONTRACTS

     The Company's business is generally conducted under written contracts with its customers. Contracts vary in type and duration, with a majority having a term of one to three years, often with automatic renewal clauses unless either party elects to terminate. Most of the Company's contracts are subject to termination without penalty at the option of the customer, or by either the Company or the customer, upon 30 to 90 days notice.

     The Company structures its service contracts under three principal methods: fixed price, cost plus fixed fee and modified cost plus. All contracts are based upon a defined scope and frequency of services to be provided. Under fixed price contracts, which currently account for approximately 45% of the Company's revenues, the customer agrees to a fixed dollar amount for all labor and non-labor costs. Cost plus fixed fee contracts, which currently account for approximately 39% of the Company's revenues, provide for the customer to be billed for labor and non-labor costs, allocated overhead and a negotiated fee based upon these costs. Modified cost plus contracts, which currently account for approximately 16% of the Company's revenues, primarily provide for actual hours worked to be billed at pre-determined hourly rates. In certain instances, modifications to the cost plus fixed fee contracts are structured to include an incentive fee or shared cost savings based upon operating efficiencies obtained. Certain of the Company's contracts, particularly government contracts, require the Company to post a performance bond and/or payment bond as a condition of the contract award.

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

     In the broader market for providing bundled facility management services to customers or for multi-site/multi-function contracts, as well as outsourced manufacturing and administrative support services, the Company competes primarily against large national firms. ABM Industries, Aramark, Building One Services Corporation, Fluor Corp., Johnson Controls, Marriott Corporation, One Source and Service Master, among others, all supply similar services to customers in the Company's principal market sectors. These organizations generally have substantially greater financial and marketing resources than the Company.

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

EMPLOYEES

     The Company employs over 19,000 employees of which approximately 54% are full-time and approximately 46% are part-time. Approximately 50% of the Company's work force is unionized under more than 180 different union contracts. The Company has not experienced any strikes or work stoppages, and management generally considers its relationships with its employees and its unions to be satisfactory.

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

                                                     NO. OF            LEASE
LOCATION                                           SQUARE FEET      EXPIRATION
--------                                          ------------      ----------
Arlington, Virginia......................              4,555            2002
Boston, Massachusetts(1).................             23,555            2001
Boston, Massachusetts....................             12,800            2002
Bloomfield Hills, Michigan...............              3,150            2003
Chicago, Illinois........................              7,801            2003
Fairfax, Virginia........................              4,880            1999
Honolulu, Hawaii.........................              3,260            2004
Oklahoma City, Oklahoma..................             14,624            2001
Toronto, Ontario.........................              7,121            2004
Pine Brook, New Jersey...................             12,850            2002
Chelsea, Massachusetts...................             10,400            2006

(1) This location serves as the Company's corporate headquarters.

     The following locations are leased by the Company on behalf of a customer. The Company is fully reimbursed by the customer for all rental expenses under these leases. These leases are assignable to the customer if the Company's services are terminated.

                                                     NO. OF              LEASE
LOCATION                                           SQUARE FEET        EXPIRATION
--------                                          ------------        ----------
Niagara Falls, Ontario......................          80,000              2001
Louisville, Kentucky........................          43,000              2003

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in numerous pending legal proceedings, primarily employment and labor relations matters, arising in the ordinary course of the Company's business. Management believes that the resolution of these matters will not materially affect the Company's financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        The Company is privately-owned and there is no public trading market for the Company's equity securities.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data as of and for each of the five years in the period ended June 27, 1999 have been derived from, and are qualified by reference to, the Consolidated Financial Statements of the Company. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere herein.

                                                                     FOR THE YEARS ENDED
                                            -------------------------------------------------------------------
                                            JUNE 25,       JUNE 30,       JUNE 29,      JUNE 28,       JUNE 27,
                                              1995          1996(a)         1997          1998           1999
                                            --------       --------       --------      --------       --------

STATEMENT OF INCOME DATA:
Revenues...............................     $ 88,095       $ 98,315       $471,869      $491,014       $522,363
Cost of service revenues...............       74,695         84,244        421,487       436,599        462,563
                                            --------       --------       --------      --------       --------

 Gross profit..........................       13,400         14,071         50,382        54,415         59,800

Selling, general and administrative
 expenses..............................       10,204         11,492         31,651        35,827         40,504
Amortization of intangible assets......          535            551          4,151         4,208          4,278
                                            --------       --------       --------      --------       --------
 Income from continuing operations.....        2,661          2,028         14,580        14,380         15,018
Interest income........................          107             85             66           201            826
Interest expense.......................          (80)          (178)       (11,491)      (11,631)       (11,914)
                                            --------       --------       --------      --------       --------
 Income from continuing operations
 before income taxes...................        2,688          1,935          3,155         2,950          3,930
Provision for income taxes(b)..........          214            189          2,328           646            824
                                            --------       --------       --------      --------       --------
Income from continuing operations......        2,474          1,746            827         2,304          3,106
Discontinued operations:
 Income from discontinued operations,
 net of taxes of $11, $591 and $(12)...           --             --            356         1,070          1,143
 Gain on sale of discontinued
 operations, net of taxes of $0........           --             --             --            --          4,082
                                            --------       --------       --------      --------       --------

Income before extraordinary item.......        2,474          1,746          1,183         3,374          8,331
Extraordinary loss, net of tax benefit
of $66.................................           --             --             --        (2,958)            --
                                            --------       --------       --------      --------       --------
 Net income............................     $  2,474       $  1,746       $  1,183      $    416       $  8,331
                                            ========       ========       ========      ========       ========

OTHER FINANCIAL DATA:
EBITDA(c)..............................     $  3,863       $  3,398       $ 21,174      $ 20,870       $ 21,701
EBITDA margin(d).......................          4.4%           3.5%           4.5%          4.3%           4.2%
Cash flows provided (used) by:
 Operating activities..................        1,018          5,643        (35,841)       12,821         14,821
 Investing activities..................       (1,190)       (52,399)        (2,528)       (3,683)         4,397
 Financing activities..................          172         46,792         42,140        (3,843)        (3,416)
Depreciation and amortization from
 continuing operations.................     $  1,202       $  1,370       $  6,594      $  6,490       $  6,683
Capital expenditures for continuing
 operations............................          949          1,227          2,484         1,513          2,308

BALANCE SHEET DATA (AT END OF PERIOD):
 Cash..................................     $    121       $    157       $  3,928      $  9,151       $ 24,938
 Working capital from continuing
  operations...........................        4,543         (2,278)        45,050        55,741         67,643
 Total assets..........................       21,335         85,167        161,087       150,789        159,884
 Total long-term debt
  (including current maturities).......        2,687         62,850        107,147       109,544        109,592

----------
(a) Fiscal 1996 was a 53-week year. As a result, the Company's results of operations for fiscal 1996 include approximately $1.0 million of payroll and payroll-related expenses attributable to the additional week of operations that were not billed in the period to customers with fixed price contracts.

(b) For the years ended June 25, 1995 and June 30, 1996, the Company was not subject to federal and certain state income taxes as it had elected to be treated as a subchapter S corporation. For the year ended June 29, 1997, certain subsidiaries of the Company were taxed as C corporations through December 31, 1996, at which time they elected to be treated as subchapter S corporations. See Note 8 of Notes to the Company's Consolidated Financial Statements.

(c) EBITDA is defined as income from continuing operations before provision for income taxes, interest expense, interest income and depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment; (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles; (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

(d)  EBITDA margin represents EBITDA as a percentage of revenues.

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

     The Company's cost of service revenues primarily consists of direct labor costs and related benefits, insurance, supplies and equipment. For fiscal 1999 and fiscal 1998, 80.7% and 82.6%, respectively, of the cost of service revenues consisted of direct labor costs and related benefits. Selling, general and administrative expenses include employee compensation and benefits, travel, insurance, rent, recruiting and training, professional fees and bad debt expense. For fiscal 1999 and fiscal 1998, 51.5% and 50.5%, respectively, of selling, general and administrative expenses consisted of employee compensation and benefits.

     The Company's results of operations were significantly influenced by the Ogden Acquisition on June 28, 1996 (during the last week of fiscal 1996). The Company accounted for this transaction under the purchase method of accounting. A significant portion of the purchase price of $62 million was allocated to intangible assets. Accordingly, the Company incurred significant amortization expenses beginning in fiscal 1997, and will continue to do so in the future. Interest expense also increased significantly due to the indebtedness incurred to finance the acquisition. The original acquisition indebtedness was subsequently refinanced through the Notes Offering during October, 1997. In addition, historical operating profit margins were negatively impacted by the Ogden Acquisition because Ogden's business consisted of more lower margin contracts than the Company's prior business.

DISCONTINUED OPERATIONS

     The stock of the Company's security business, which was acquired in the Ogden Acquisition, was sold for $12.0 million in cash effective December 28, 1998. Accordingly, the accompanying financial data and financial statements and related notes set forth herein have been classified to present the security services operations as discontinued operations. Revenues from these operations were $28.6 million, $58.6 million and $62.0 million in fiscal years 1999, 1998 and 1997, respectively. The Company retained net assets of $7.4 million relating to the security services operations, comprised primarily of accounts receivable less accounts payable and payroll-related accruals. These net assets were transferred to UNICCO Service Company and were excluded from the determination of the gain on sale.

RESULTS OF OPERATIONS

     The following comparisons of the Company's results of operations for fiscal years 1999, 1998 and 1997 should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto. The following table sets forth, for the periods indicated, certain operating data expressed both in dollars and as a percentage of revenues for the period.



                                                                   FOR THE YEARS ENDED
                                        -----------------------------------------------------------------------
                                             JUNE 27, 1999           JUNE 28, 1998             JUNE 29, 1997
                                        -----------------------------------------------------------------------
                                                                  (DOLLARS IN THOUSANDS)

Revenues............................... $ 522,363      100.0%    $491,014     100.0%      $ 471,869     100.0%
Cost of service revenues...............   462,563       88.6      436,599      88.9         421,487      89.3
                                        ---------    -------     --------   -------       ---------   -------
 Gross profit..........................    59,800       11.4       54,415      11.1          50,382      10.7
Selling, general and administrative
 expenses..............................    40,504        7.7       35,827       7.3          31,651       6.7
Amortization of intangible assets......     4,278        0.8        4,208       0.9           4,151       0.9
                                        ---------    -------     --------   -------       ---------   -------
 Income from continuing operations.....    15,018        2.9       14,380       2.9          14,580       3.1
Interest income........................       826        0.2          201        --              66        --
Interest expense.......................   (11,914)      (2.3)     (11,631)     (2.4)        (11,491)     (2.4)
                                        ---------    -------     --------   -------       ---------   -------
 Income from continuing operations
 before income taxes...................     3,930        0.8        2,950       0.6           3,155       0.7
Provision for income taxes.............       824        0.2          646       0.1           2,328       0.5
                                        ---------    -------     --------   -------       ---------   -------
  Income from continuing operations....     3,106        0.6        2,304       0.5             827       0.2
Discontinued operations:
 Income from discontinued operations,
 net of taxes of $(12), $591 and $11...     1,143        0.2        1,070       0.2             356       0.1
 Gain on sale of discontinued
 operations, net of taxes of $0........     4,082        0.8           --        --              --        --
                                        ---------   --------     --------   -------       ---------   -------

Income before extraordinary item.......     8,331        1.6        3,374       0.7           1,183       0.3
Extraordinary loss, net of tax benefit
 of $66................................        --         --       (2,958)     (0.6)             --        --
                                        ---------   --------     --------   -------       ---------   -------
  Net income........................... $   8,331        1.6%    $    416       0.1%      $   1,183       0.3%
                                        =========    =======     ========   =======       =========   =======

COMPARISON OF YEARS ENDED JUNE 27, 1999 AND JUNE 28, 1998

     Revenues. Revenues for fiscal 1999 were $522.4 million, an increase of $31.4 million, or 6.4%, compared to revenues of $491.0 million for fiscal 1998. This increase was primarily attributable to revenue increases in the Company's Canadian Operations ($14.1 million) as a result of the September 1998 acquisition of Empire Maintenance Industries, Inc., ("Empire") and in the Company's Midwest Region ($5.9 million) as a result of the February 1998 acquisition of American Building Services, Inc. The Company also experienced revenue increases in the Northeast Region ($8.0 million), Southwest Region ($2.1 million), Southeast Region ($2.0 million), and Hawaiian Region ($1.0 million) as a result of additional services performed under new and existing contracts. These increases were offset in part by a decrease in revenue in the company's Eastern Region ($1.7 million) due to the loss of several contracts. Management believes the loss of such contracts is not material to the consolidated results of operations.

     Cost of Service Revenues. Cost of service revenues for fiscal 1999 was $462.6 million, or 88.6% of revenues, compared to $436.6 million, or 88.9% of revenues, for fiscal 1998. This improvement was primarily due to overall cost reductions achieved through tighter management of internal and subcontracted labor and expenditures, as well as the impact of new contracts with a lower cost component.

     Gross Profit. As a result of the foregoing, gross profit for fiscal 1999 was $59.8 million, or 11.4% of revenues, compared to $54.4 million, or 11.1% of revenues, for fiscal 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 1999 were $40.5 million, or 7.7% of revenues, compared to $35.8 million, or 7.3% of revenues, for fiscal 1998. The increase of $4.7 million was primarily due to increases in payroll related expenses, Year 2000 remediation expenses, professional fees and office and occupancy costs throughout the Company's United States operations, as well as an increase in expenses at the Company's Canadian subsidiary associated with the purchase of Empire, effective September 1, 1998. Payroll related expenses for the Company (excluding the Canadian subsidiary) increased $2.2 million as a result of headcount increases and annual salary increases effective July 1, 1998. Year 2000 remediation costs increased $0.7 million between comparable periods. Professional fees, primarily consisting of general business consulting services, increased $0.3 million between comparable periods. Office and occupancy costs increased $0.8 million, primarily as a result of increased equipment lease costs and depreciation expense. The increase of $1.1 million at the Canadian subsidiary was primarily the result of increased payroll related expenses due to increased head count, increased travel and entertainment expense due to an expanded geographic area and increased office and occupancy expense due to increases in office locations associated with the Empire acquisition. These increases were offset by a $0.5 million decrease in expense between the comparable periods related to the effect of changes in the exchange rate used to revalue the Company's receivable with its Canadian subsidiary.

     Amortization of Intangible Assets. Amortization expense was $4.3 million in fiscal 1999 as compared to $4.2 million in fiscal 1998. The increase is the result of amortization of intangible assets acquired September 1, 1998 in connection with the purchase of Empire and the effect of a full year of amortization of intangible assets acquired February 1, 1998 in connection with the purchase of ABS. (See Note 4 of Notes to Consolidated Financial Statements).

     Income from Continuing Operations. As a result of the foregoing, income from continuing operations for fiscal 1999 was $15.0 million, or 2.9% of revenues, compared to $14.4 million, or 2.9% of revenues, for fiscal 1998.

     EBITDA. EBITDA for fiscal 1999 was $21.7 million, or 4.2% of revenues, compared to $20.9 million, or 4.3% of revenues, for fiscal 1998. EBITDA is defined as income from continuing operations before provision for income taxes, interest expense, interest income and depreciation and amortization. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment; (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles; (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity. Cash flows from operating, investing and financing activities for fiscal 1999 were $14.8 million, $4.4 million and $(3.4) million, respectively. Cash flows from operating, investing and financing activities for fiscal 1998 were $12.8 million, $(3.7) million and $(3.8) million, respectively.

     Interest Expense/Income. Interest expense for fiscal 1999 was $11.9 million, or 2.3% of revenues, compared to $11.6 million, or 2.4% of revenues, for fiscal 1998. Interest income for fiscal 1999 was $0.8 million, compared to $0.2 million for fiscal 1998. The increase in interest income is the result of higher average invested cash balances resulting from the cash proceeds from the sale of the Company's security business as well as the collection of the retained accounts receivable relating to the security business.

     Income Taxes. Provision for income taxes for fiscal 1999 was $0.8 million, or 21.0% of income from continuing operations before provision for income taxes, compared to $0.6 million, or 21.9% of income from continuing operations before provision for income taxes, for fiscal 1998. The majority of the provision relates to foreign taxes attributable to income generated by the Canadian subsidiary. The remaining provision represents a current state tax provision offset by a deferred state tax benefit.

     Net Income. As a result of the foregoing, as well as income of $5.2 million (net of tax) from the operations and the sale of the Company's discontinued security business, net income for fiscal 1999 was $8.3 million, or 1.6% of revenues, compared to $0.4 million, or 0.1% of revenues for fiscal 1998.

COMPARISON OF YEARS ENDED JUNE 28, 1998 AND JUNE 29, 1997

     Revenues. Revenues for fiscal 1998 were $491.0 million, an increase of $19.1 million, or 4.0%, compared to revenues of $471.9 million for fiscal 1997. This increase was primarily attributable to revenue increases in the company's Eastern Region ($10.3 million), Midwest Region ($2.8 million), Northeast Region ($2.5 million), Southwest Region ($2.3 million), Canadian Region ($5.5 million) and Hawaiian Region ($0.5 million). Such increases resulted from services performed under new contracts and increased services provided to established customers. These increases were offset by a $4.8 million revenue decrease associated with the loss of a contract in May, 1997 which generated revenues in all of the Company's regions, excluding Canada.

     Cost of Service Revenues. Cost of service revenues for fiscal 1998 was $436.6 million, or 88.9% of revenues, compared to $421.5 million, or 89.3% of revenues, for fiscal 1997. This improvement was primarily due to a decrease in direct labor as a percentage of revenues and favorable trends in insurance costs. Direct labor as a percentage of revenues was 57.4% for fiscal 1998, compared to 57.7% for fiscal 1997. This improvement was primarily attributable to tighter management of labor costs.

     Gross Profit. As a result of the foregoing, gross profit for fiscal 1998 was $54.4 million, or 11.1% of revenues, compared to $50.4 million, or 10.7% of revenues, for fiscal 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 1998 were $35.8 million, or 7.3% of revenues, compared to $31.7 million, or 6.7% of revenues, for fiscal 1997. The increase of $4.1 million was primarily attributable to incremental costs associated with the assimilation of the facility services business acquired from Ogden in June, 1996. Salaries and wages and payroll-related costs increased $1.8 million as a result of the additional headcount required to support the acquired Ogden business as well as the impact of annual salary adjustments effective July 1, 1997. Additionally, office and occupancy costs increased $2.9 million between the comparable periods, primarily as a result of increased computer lease costs, depreciation expense, temporary help, relocation expense and recruiting expenses. Professional fees, primarily consisting of external programming related costs, decreased $1.2 million between the comparable period as a result of the completion of the systems integration of the acquired Ogden business during the last quarter of fiscal 1997. Vehicle expenses increased $0.5 million as a result of the general expansion of the Company's business. Travel and entertainment expenses increased by $0.1 million primarily due to greater air travel by corporate personnel to support the regional operations of the Company.

     Amortization of Intangible Assets. Amortization expense was $4.2 million in fiscal years 1998 and 1997.

     Income from Continuing Operations. As a result of the foregoing, income from continuing operations for fiscal 1998 was $14.4 million, or 2.9% of revenues, compared to $14.6 million, or 3.1% of revenues, for fiscal 1997.

     EBITDA. EBITDA for fiscal 1998 was $20.9 million, or 4.3% of revenues, compared to $21.2 million, or 4.5% of revenues, for fiscal 1997. EBITDA is defined as income from continuing operations before provision for income taxes, interest expense, interest income and depreciation and amortization. Cash flows from operating, investing and financing activities for fiscal 1998 were $12.8 million, $(3.7) million and $(3.8) million, respectively. Cash flows from operating, investing and financing activities for fiscal 1997 were $(35.8) million, $(2.5) million and $42.1 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

     For fiscal 1999, the Company's cash balance increased by $15.8 million. The increase was primarily attributable to cash provided by operations of $14.8 million and cash provided by investing activities of $4.4 million offset by cash used in financing activities of $3.4 million. Cash provided by operations was primarily the result of $4.2 million of net income (excluding the gain on the sale of discontinued operations), a decrease in accounts receivable and unbilled receivables of $2.3 million, an increase in other current assets of $2.3 million and an increase in accounts payable of $3.2 million. The reduction in accounts receivable was the result of the collection of the receivables associated with the sale of the Company's security business, which was sold on December 28, 1998. The increase in other current assets was primarily the result of an increase in prepaid insurance. The increase in accounts payable was primarily the result of additional trade payables associated with the Empire acquisition as well as the timing of disbursements to vendors and overall growth in the Company's operations. Cash provided by investing activities was primarily the result of proceeds from the sale of the Company's security business for $12.0 million, offset by decreases related to the purchase of Empire for $4.4 million and capital expenditures of $2.3 million. Cash used for financing activities represented distributions to shareholders of $3.4 million. Such distributions include a non-recurring distribution of $2.0 million made in February 1999.

     Under the terms of the Indenture governing the Notes, the net proceeds from the sale of the security business of $12 million may be used to repay senior debt, make capital expenditures, acquire long-term assets or acquire a controlling interest in another business. As of December 23, 1999, any remaining net proceeds must be offered to the holders of the Notes at a price equal to 100% of the principal amount of the Notes plus accrued interest. To date, the Company has used a portion of the proceeds for capital expenditures and has invested the remaining funds in a money market mutual fund.

     For fiscal 1998, the Company's cash balance increased by $5.2 million. The increase was primarily attributable to cash provided by operating activities resulting from a $12.8 million reduction in accounts receivable, partially offset by $7.5 million of net cash used for investing and financing activities. Net cash of $3.7 million used for investing activities included cash used of $2.3 million for an acquisition in February, 1998. Net cash used for financing activities during fiscal 1998 was $3.8 million. For fiscal 1997, $38.3 million of net cash was used for operating and investing activities which consisted of $35.8 million of net cash used for operating activities and $2.5 million used for investing activities.

     Capital expenditures were $2.3 million in fiscal 1999 and $1.8 million in fiscal 1998. The Company's operations do not generally require material investment in capital assets. The Company expects that its capital expenditure requirements will not increase materially in fiscal 2000.

     The Company's business generally is not seasonal. However, gross margin as a percentage of revenue historically declines in the Company's third and fourth quarters due to the impact of higher federal and state unemployment tax expense beginning January 1.

     In October 1997, the Company consummated the $105 million Notes Offering and entered into the Credit Facility. The net proceeds from the Notes Offering and the Credit Facility were used to repay approximately $84.8 million of indebtedness under the Company's existing credit facilities and $19.7 million of certain other indebtedness, fees and expenses incurred in connection with such financing. In March 1998, the Company exchanged all $105 million in principal amount of the privately-placed Senior Subordinated Notes issued in the Notes Offering for a like amount of publicly traded Senior Subordinated Notes (the "Notes").

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

     The Company's long-term indebtedness consists of borrowings under the Credit Facility (if any), the Notes and $5.0 million of subordinated indebtedness (which ranks equal in right of payment with the Notes). Under the Credit Facility, the Company has the ability to borrow up to $45.0 million for working capital and general corporate purposes, subject to certain conditions. At June 27, 1999, the Company had no cash borrowings outstanding under the Credit Facility. Available credit, after deducting letters of credit, was $43.7 million at June 27, 1999. The Credit Facility, the Indenture governing the Notes and the terms of the Company's other subordinated indebtedness include certain financial and operating covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, make investments and take other actions. During fiscal 1999 and at the fiscal 1999 year end, the Company was in compliance with such covenants. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors.

     The Company's principal capital requirements are to service the Company's indebtedness, for working capital and, to a lesser extent, to fund capital expenditures. The Company believes that its cash flow from operations, together with cash on hand and its borrowing capacity under the Credit Facility, will be sufficient to meet such requirements during fiscal 2000.

YEAR 2000 COMPLIANCE

     Status of Year 2000 Preparations. The Company's information technology systems are licensed from outside vendors. The Company's principal outside vendor has released an upgrade of the primary software used by the Company to perform its accounting, payroll, accounts payable, invoicing and financial reporting functions. The vendor has represented to the Company that this upgrade is Year 2000 compliant. The Company implemented the software upgrade in March 1999. The Company successfully completed its compliance testing of the upgrade in September of 1999. The Company believes that its primary information technology systems in the United States are Year 2000 compliant. The Company's primary systems at its Canadian subsidiary are not yet Year 2000 compliant. However, the Company expects to be compliant by December 31, 1999.

     With respect to non-information technology systems, such as embedded microprocessors in telephones, building systems and Company owned equipment, the Company has completed its review of its potential Year 2000 exposure from these systems. In April 1999, the Company completed its data gathering, identification and risk assessment of business critical issues, and the development of a remediation plan to address business critical issues. A high-level remediation plan has been completed. Detail remediation plans have been completed for specific functions, including information systems, risk management and purchasing. The Company expects to complete the remaining portion of the remediation plan in November 1999.

     Costs of Year 2000 Remediation. The Company's Year 2000 remediation costs of approximately $807,000 and $65,000 in fiscal 1999 and fiscal 1998, respectively, include costs of acquiring Year 2000 compliant software, hardware and non-information technology equipment (other than replacements that would have been purchased regardless of the Year 2000 issue), and hiring or outsourcing Year 2000 solution providers. The Company's most recent assessment of its total expenditures related to Year 2000 remediation of its primary information technology systems is approximately $960,000. The expensed and projected costs do not include internal costs as the Company does not separately track the internal costs of the Year 2000 project. Such costs are principally the related payroll costs for the Company's information systems group. Such estimate is subject to change, particularly as a result of uncertainties resulting from the factors described below.

     Year 2000 Risks. The Company does not believe at this time that Year 2000 issues will have a material adverse effect on its financial condition or results of operations. However, there can be no assurance given, as most of the Company's Year 2000 risk is in the hands of third parties. The Company is relying on its principal outside software vendor for remediation of the Company's own systems. In addition, the Company may face exposure to Year 2000 compliance issues affecting its customers, suppliers and other third parties. These parties may not be able to process invoices or purchase orders immediately following January 1, 2000. As part of the Company's Year 2000 risk assessment process, the Company is using questionnaires to systematically survey vendors' operations, to identify the status of their Year 2000 compliance and their criticality to the Company's business operations. Approximately 69% of the 3,300 vendors surveyed have completed the questionnaires. Additionally, the Company has sent letters to survey its customers' Year 2000 readiness. These responses have provided limited assurances regarding Year 2000 matters. The Company cannot control its customers or vendors, and there can be no guarantee that a Year 2000 problem that may originate with a customer or vendor will not materially adversely affect the Company.

     The Company, in the normal course of its business, maintains, services and operates its customers' equipment and building management systems such as energy management, HVAC, access control, elevators and escalators. This equipment and systems may include date-sensitive microprocessors. While management does not believe that Year 2000 remediation of such equipment and systems is the Company's responsibility, there can be no assurance that a customer or building occupant will not attempt to assess liability for the Year 2000 failures against the Company.

     Contingency Plans. The Company expects to complete detailed contingency plans by the end of October 1999. The Company believes that it can secure additional external resources to minimize the likelihood of long-term, material adverse effects in the event that its own and third-party systems experience widespread Year 2000 failures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk.

INTEREST RATE RISK

The Company's exposure to market risk associated with changes in interest rates relates to variable-rate and fixed-rate debt arrangements. The table below summarizes the Company's market risks associated with debt obligations as of June 27, 1999. The $45 million Credit Facility is the Company's only variable-rate debt arrangement, and the Company's Senior Subordinated Notes and Subordinated Promissory Note bear a fixed rate of interest. The Company had no cash borrowings outstanding under the Credit Facility at June 27, 1999. As the Company's existing outstanding debt is at a fixed rate, the Company has not entered into any interest-rate protection agreements.


                                                                 EXPECTED FISCAL YEAR OF MATURITY
                                   ----------------------------------------------------------------------------------------------
                                       2000           2001            2002           2003            2004          THEREAFTER
                                   ----------------------------------------------------------------------------------------------

Fixed-Rate Senior Subordinated
  notes                                    --             --             --              --             --       $105,000,000
Interest rate                              --             --             --              --             --              9.875%

Fixed-Rate Subordinated
  promissory Note                          --             --     $5,000,000              --             --                 --
Interest rate                              --             --          14.00%             --             --                 --



The estimated fair values of the Senior Subordinated Notes and the Subordinated Promissory Note at June 27, 1999 are presented below (in thousands):


                                                                                   CARRYING             FAIR
                                                                                    AMOUNT             VALUE
                                                                                 --------------    ---------------
Fixed-Rate Senior Subordinated Notes                                             $  104,592        $   101,588
Fixed-Rate Subordinated Promissory Note                                               5,000              5,745

FOREIGN CURRENCY RISK

The Company also has exposure to foreign currency exchange rate fluctuations for the cash flows received from its foreign affiliate. The U.S. operations bear the risk of exchange rate fluctuations as the loan with the Canadian subsidiary is repaid in Canadian dollars. This risk is mitigated by the fact that the operations of its only foreign subsidiary, which is located in Canada, are conducted in the local currency. Currently, the Company does not engage in foreign currency hedging activities as it does not believe that its foreign currency exchange rate risk is material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             UNICCO SERVICE COMPANY

                                                                                                                        PAGE
                                                                                                                        ----
Report of PricewaterhouseCoopers LLP, Independent Accountants...................................................          19

Consolidated Statement of Income for the years ended June 27, 1999, June 28, 1998 and June 29, 1997.............          20

Consolidated Balance Sheet at June 27, 1999 and June 28, 1998...................................................          21

Consolidated Statement of Shareholders' Equity for the period from June 30, 1996 to June 27, 1999...............          22

Consolidated Statement of Cash Flows for the years ended June 27, 1999, June 28, 1998 and June 29, 1997.........          23

Notes to Consolidated Financial Statements......................................................................          24

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Shareholders of UNICCO Service Company

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of UNICCO Service Company and its subsidiaries (the "Company") at June 27, 1999 and June 28, 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 1999 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under
Item 14(a)(2) on page 47 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Boston, Massachusetts
September 20, 1999

                             UNICCO SERVICE COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                                 (IN THOUSANDS)

                                                                 FOR THE YEARS ENDED
                                                                 -------------------
                                                       JUNE 27,           JUNE 28,           JUNE 29,
                                                         1999               1998               1997
                                                    --------------     --------------     --------------


Service revenues................................       $ 522,363          $ 491,014          $ 471,869

Cost of service revenues........................         462,563            436,599            421,487
                                                       ---------          ---------          ---------

   Gross profit.................................          59,800             54,415             50,382

Selling, general and administrative expenses....          40,504             35,827             31,651

Amortization of intangible assets...............           4,278              4,208              4,151
                                                       ---------          ---------          ---------

   Income from continuing operations............          15,018             14,380             14,580

Interest income.................................             826                201                 66

Interest expense................................         (11,914)           (11,631)           (11,491)
                                                       ---------          ---------          ---------

   Income from continuing operations before
   income taxes.................................           3,930              2,950              3,155

Provision for income taxes......................             824                646              2,328
                                                       ---------          ---------          ---------

Income from continuing operations...............           3,106              2,304                827

Discontinued operations:

Income from discontinued operations, net of tax
of $(12), $591 and $11..........................           1,143              1,070                356

Gain on sale of discontinued operations, net of
tax of $0.......................................           4,082                 --                 --
                                                       ---------          ---------          ---------

Income before extraordinary item................           8,331              3,374              1,183

Extraordinary loss, net of tax benefit of $66...              --             (2,958)                --
                                                       ---------          ---------          ---------


Net income......................................       $   8,331          $     416          $   1,183
                                                       =========          =========          =========


 The accompanying notes are an integral part of these consolidated financial statements.

                             UNICCO SERVICE COMPANY
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                     JUNE 27,          JUNE 28,
                                                                       1999              1998
                                                                  --------------    --------------

ASSETS
Current assets:
  Cash and cash equivalents ................................        $  24,938         $   9,151
  Accounts receivable, less reserves of $2,467 and $2,010 at
     June 27, 1999 and June 28, 1998, respectively .........           48,781            48,789
  Unbilled receivables .....................................           25,158            27,361
  Other current assets .....................................            5,139             2,394
                                                                    ---------         ---------
      Total current assets .................................          104,016            87,695
                                                                    ---------         ---------

Property and equipment, at cost:
   Transportation equipment ................................            1,327             1,455
   Machinery and equipment .................................           10,054             7,167
   Computer equipment and software .........................            3,771             3,096
   Furniture and fixtures ..................................            1,422             1,364
   Leasehold improvements ..................................              447               544
                                                                    ---------         ---------
                                                                       17,021            13,626

  Less - accumulated depreciation and amortization .........           11,607             9,692
                                                                    ---------         ---------
                                                                        5,414             3,934
                                                                    ---------         ---------

Notes receivable and accrued interest from officers ........            1,210               475
Intangible assets, net of amortization .....................           43,596            45,258
Other assets, net ..........................................            5,648             6,046
Net assets of discontinued operations ......................               --             7,381
                                                                    ---------         ---------
                                                                       50,454            59,160
                                                                    ---------         ---------
                                                                    $ 159,884         $ 150,789
                                                                    =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable .........................................            8,372             5,114
  Accrued payroll and payroll-related expenses .............           18,840            17,835
  Deferred income taxes ....................................            2,214             2,628
  Other accrued expenses ...................................            6,947             6,377
                                                                    ---------         ---------
      Total current liabilities ............................           36,373            31,954
                                                                    ---------         ---------

Long-term liabilities:
  Long-term debt ...........................................          109,592           109,544
  Other long-term liabilities ..............................              160               401
                                                                    ---------         ---------
      Total long-term liabilities ..........................          109,752           109,945
                                                                    ---------         ---------

Commitments and Contingencies (Note 7)

Shareholders' equity:
  Common shares ............................................              378               378
  Retained earnings ........................................           14,121             9,222
  Accumulated other comprehensive income ...................             (166)              (48)
                                                                    ---------         ---------
                                                                       14,333             9,552
  Less treasury shares at cost (66 shares) .................             (502)             (502)
  Less notes receivable from stock sales ...................              (72)             (160)
                                                                    ---------         ---------
     Total shareholders' equity ............................           13,759             8,890
                                                                    ---------         ---------
                                                                    $ 159,884         $ 150,789
                                                                    =========         =========

 The accompanying notes are an integral part of these consolidated financial statements.

                             UNICCO SERVICE COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                              ACCUMULATED        NOTES
                                             TOTAL                                               OTHER        RECEIVABLE    TREASURY
                                          SHAREHOLDERS'       COMMON STOCK        RETAINED   COMPREHENSIVE       FROM        STOCK
                                             EQUITY        SHARES       AMOUNT    EARNINGS      INCOME        STOCK SALES    AMOUNT
                                          -------------    ------       ------    --------   -------------    -----------   --------

UNICCO SERVICE COMPANY
----------------------
Balance, June 30, 1996 ...............        9,284        1,120          378       9,660          --             (252)       (502)
Components of comprehensive income:
   Net income ........................        1,971           --           --       1,971          --               --          --
   Foreign currency translation ......           (4)          --           --          --          (4)              --          --
                                           --------
     Total comprehensive income ......        1,967
                                           --------
Repayment of note receivable .........           10           --           --          --          --               10          --
Distributions to shareholders ........       (1,637)          --           --      (1,637)         --               --          --
                                           --------        -----        -----     -------      ------           ------        ----
Balance, June 29, 1997 ...............        9,624        1,120          378       9,994          (4)            (242)       (502)
                                           --------        -----        -----     -------      ------           ------        ----

USC, INC
--------
Balance, June 30, 1996 ...............           --        1,054           --          --          --               --          --
Net loss .............................         (788)          --           --        (788)         --               --          --
                                           --------        -----        -----     -------      ------           ------        ----
Balance, June 29, 1997 ...............         (788)       1,054           --        (788)         --               --          --
                                           --------        -----        -----     -------      ------           ------        ----
Consolidated balance, June 29, 1997...        8,836        2,174          378       9,206          (4)            (242)       (502)
                                           ========        =====        =====     =======      ======           ======        ====

UNICCO SERVICE COMPANY
----------------------
Balance, June 29, 1997 ...............        9,624        1,120          378       9,994          (4)            (242)       (502)
USC, Inc. contribution (Note 9) ......         (788)          --           --        (788)         --               --          --
Components of comprehensive income:
   Net income ........................          416           --           --         416          --               --          --
   Foreign currency translation ......          (44)          --           --          --         (44)              --          --
                                           --------
      Total comprehensive income .....          372
                                           --------
Repayment of note receivable .........           10           --           --          --          --               10          --
Forgiveness of note receivable .......           72           --           --          --          --               72          --
Distributions to shareholders ........         (400)          --           --        (400)         --               --          --
                                           --------        -----        -----     -------      ------           ------        ----
Consolidated balance, June 28, 1998...     $  8,890        1,120        $ 378     $ 9,222      $  (48)          $ (160)       (502)
                                           ========        =====        =====     =======      ======           ======        ====

UNICCO SERVICE COMPANY
----------------------
Consolidated balance, June 28, 1998           8,890        1,120          378       9,222         (48)            (160)       (502)
Components of comprehensive income:
   Net income ........................        8,331           --           --       8,331          --               --          --
   Foreign currency translation ......         (118)          --           --          --        (118)              --          --
                                           --------
      Total comprehensive income .....        8,213
                                           --------
Repayment of note receivable .........           16           --           --          --          --               16          --
Forgiveness of note receivable .......           72           --           --          --          --               72          --
Distributions to shareholders ........       (3,432)          --           --      (3,432)         --               --          --
                                           --------        -----        -----     -------      ------           ------        ----
Consolidated balance, June 27, 1999...     $ 13,759        1,120        $ 378     $14,121      $ (166)          $  (72)       (502)
                                           ========        =====        =====     =======      ======           ======        ====


 The accompanying notes are an integral part of these consolidated financial statements.

                             UNICCO SERVICE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  FOR THE YEARS ENDED
                                                                                                  -------------------
                                                                                    JUNE 27, 1999    JUNE 28, 1998    JUNE 29, 1997
                                                                                    -------------    -------------    -------------
Cash flows relating to operating activities:
   Net income ....................................................................    $   8,331       $     416       $   1,183
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of intangible assets ..........................................        4,577           4,806           4,749
      Amortization of debt issue costs and discount ..............................          500             676           1,087
      Depreciation and amortization ..............................................        2,460           2,394           2,513
      (Gain) loss on disposals ...................................................          (10)            (82)             61
      Extraordinary loss .........................................................           --           3,024              --
      Gain on sale of discontinued operations ....................................       (4,082)             --              --
      Deferred income taxes ......................................................         (298)            618           1,798
      Forgiveness of notes receivable and accrued interest from officers .........           72              84             497
      Changes in assets and liabilities:
        Accounts receivable ......................................................           86          12,732         (53,998)
        Unbilled receivables .....................................................        2,202             572         (23,467)
        Other current assets .....................................................       (2,316)          1,147             106
        Other long-term assets ...................................................         (115)            137            (272)
        Cash overdraft ...........................................................           --         (11,316)          9,274
        Accounts payable .........................................................        3,169          (2,447)          4,847
        Accrued expenses and other current liabilities ...........................          572             505          15,854
        Other long-term liabilities ..............................................         (194)           (550)            (73)
        Other ....................................................................         (133)            105              --
                                                                                      ---------       ---------       ---------
            Net cash provided by (used in) operating activities ..................       14,821          12,821         (35,841)
                                                                                      ---------       ---------       ---------
Cash flows relating to investing activities:
   Acquisition, including working capital of $233, net of acquired cash of $380...           --          (2,257)             --
   Acquisition, including working capital of $308 ................................       (4,437)             --              --
   Proceeds from sale of discontinued operations .................................       12,000              --              --
   Purchases of property and equipment, net ......................................       (2,310)         (1,780)         (2,578)
   Proceeds from sale of property and equipment ..................................           84             125              --
   Increases in notes receivable and accrued interest from officers ..............         (735)             --             (56)
   Payments received for notes receivable from officers ..........................           --             229             106
   Increase in cash surrender value of officers' life insurance ..................         (205)             --              --
                                                                                      ---------       ---------       ---------
             Net cash provided by (used in) investing activities .................        4,397          (3,683)         (2,528)
                                                                                      ---------       ---------       ---------
Cash flows relating to financing activities:
   Net (payments) proceeds from line of credit ...................................           --         (50,587)         44,367
   Proceeds from debt ............................................................           --         104,507           3,000
   Payments on debt ..............................................................           --         (52,400)         (3,600)
   Increase in debt issuance costs ...............................................           --          (4,691)             --
   Distributions to shareholders .................................................       (3,432)           (400)         (1,637)
   Payments on note receivable from stock sales ..................................           16              10              10
   Payment on note payable to related party ......................................           --            (282)             --
                                                                                      ---------       ---------       ---------
             Net cash provided by (used in) financing activities .................       (3,416)         (3,843)         42,140
                                                                                      ---------       ---------       ---------

Effect of exchange rate changes on cash and cash equivalents .....................          (15)            (72)             --
                                                                                      ---------       ---------       ---------

Net increase in cash and cash equivalents ........................................       15,787           5,223           3,771
Cash and cash equivalents, beginning of year .....................................        9,151           3,928             157
                                                                                      ---------       ---------       ---------
Cash and cash equivalents, end of year ...........................................    $  24,938       $   9,151       $   3,928
                                                                                      =========       =========       =========

Supplemental disclosure of cash flow information: Cash paid during the year for:
    Interest .....................................................................    $  11,069       $  10,219       $   8,637
                                                                                      =========       =========       =========
    Income taxes .................................................................    $     807       $     577       $     760
                                                                                      =========       =========       =========

 The accompanying notes are an integral part of these consolidated financial statements.

                             UNICCO SERVICE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   OPERATIONS

     These consolidated financial statements include the accounts of UNICCO Service Company ("UNICCO" or the "Company") and its wholly owned subsidiaries for the period subsequent to October 17, 1997. Prior to that time, the financial statements were prepared on a combined basis as all entities within the consolidated group (the "Group") had been owned, managed and controlled by common shareholders (see Note 9). The Company provides integrated facilities services, including industrial and mechanical engineering, plant operations, custodial and maintenance services and administrative services. The Company's customers include commercial, industrial and financial institutions, retail, educational and healthcare facilities and state and federal government agencies.

2.   DISCONTINUED OPERATIONS

     The Company sold its security business for $12.0 million effective December 28, 1998. The Company recorded a gain of approximately $4.1 million in connection with this sale. The Company did not provide for any state income taxes as a result of the gain on the sale due to the utilization of state net operating loss carryforwards. The gain and the operating results of the security services operations are reported as discontinued operations in the accompanying consolidated financial statements. The Company retained net assets of $7.4 million relating to the discontinued security operations, comprised primarily of accounts receivable less accounts payable and payroll-related accruals. These retained net assets were transferred to UNICCO Service Company and were excluded from the determination of the gain on sale.

Operating results of discontinued operations are as follows:

                                                                         1999               1998             1997
                                                                     IN THOUSANDS       IN THOUSANDS     IN THOUSANDS
                                                                     ------------       ------------     ------------
           Revenues.............................................     $     28,569       $     58,568     $     62,013

           Income before income taxes...........................     $      1,131       $      1,661     $        367
           Income taxes.........................................              (12)               591               11
                                                                     ------------       ------------     ------------
           Net income...........................................     $      1,143       $      1,070     $        356
                                                                     ============       ============     ============

The components of the net assets of discontinued operations were as follows at June 28, 1998:

                                                                                            1998
                                                                                        IN THOUSANDS
                                                                                        ------------
           Property and equipment...............................                        $        293
           Acquired contract rights, net........................                               7,067
           Deposits.............................................                                  21
                                                                                        ------------
                                                                                        $      7,381
                                                                                        ============


From June 29, 1998 to December 28, 1998, the security business provided cash flows from operating activities of $2.0 million, which was used to pay down intercompany debt. During fiscal 1998, the security business used cash flows in its operating and investing activities of $346,000 and $268,000, respectively.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     Significant intercompany transactions have been eliminated in consolidation.

Fiscal Year

     The Company is on a 52/53 week fiscal year ending on the close of business on the last Sunday of June. All fiscal years presented are 52 week years.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with remaining maturities of three months or less at the time of acquisition to be cash equivalents. The Company's cash equivalents of $24,938,000 at June 27, 1999 consist of an investment in a money market mutual fund. The Company's cash equivalents of $9,151,000 at June 28, 1998 consist of an overnight time deposit. At June 27, 1999 and June 28, 1998, cash equivalents were carried at cost which approximated fair value.

Depreciation and Amortization

     The Company provides for depreciation and amortization by charges to operations in amounts that allocate the cost of property and equipment and leasehold improvements over their estimated useful lives using the declining balance and straight-line methods as follows:

                                                                             ESTIMATED
          DESCRIPTION                                                        USEFUL LIFE
          -----------                                                        -----------
          Transportation equipment                                           3-5 years
          Machinery and equipment                                            5-10 years
          Computer equipment and software                                    3-5 years
          Furniture and fixtures                                             5-10 years
          Leasehold improvements                                             Shorter of estimated
                                                                             useful life or life of lease


Intangible Assets

     Intangible assets consist primarily of acquired contract rights, favorable lease arrangements, noncompete agreements and goodwill, representing the excess of the purchase price over the fair value of the net assets acquired in each acquisition accounted for as purchase. Acquired contract rights are amortized on a straight-line basis over the estimated remaining lives of the customer relationships, which range from 7 to 15 years. These lives represent the estimated remaining average lives of the contracts acquired which exceed the actual contract lives and are based generally on the historical experience of the individual businesses and contracts acquired. Capitalized noncompete agreements are amortized over 3 years, representing the contractual noncompete period. Goodwill is amortized on a straight-line basis over an estimated life of 15 years. Intangible assets consist of the following at June 27, 1999 and June 28, 1998:

                                                                         1999               1998
                                                                     IN THOUSANDS       IN THOUSANDS
                                                                     ------------       ------------
           Acquired contract rights.............................     $     44,693       $     42,077
           Favorable leases.....................................              271                271
           Noncompete agreements................................              803                803
           Goodwill.............................................           13,068             13,068
                                                                     ------------       ------------
                                                                           58,835             56,219
           Less-- Accumulated amortization......................          (15,239)           (10,961)
                                                                     ------------       ------------
                                                                     $     43,596       $     45,258
                                                                     ============       ============

Impairment

     The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with this Statement, the Company reviews long-lived assets and related goodwill for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be fully recoverable.

Other Assets

     Other assets consist principally of deferred financing costs, which are amortized over the repayment term of the respective debt.

Revenue Recognition

     Service revenues are generated primarily by efforts expended on cost plus fixed fee, fixed price and modified cost plus contracts. Revenue from cost plus fixed fee contracts is recognized on the basis of direct and indirect expenses incurred plus the allocable portion of the fixed fee. Revenues on fixed price contracts are recognized based on the monthly amount as stipulated in the contract and the performance of services. Revenues under modified cost plus contracts are recorded at the contracted rates as labor efforts are expended and other direct costs are incurred. Losses, if any, are provided for at the time that management determines that costs, including estimated costs to complete, exceed contract revenue.

Financial Instruments

     The Company's financial instruments consist of cash, cash equivalents, receivables, accounts payable and debt instruments. The estimated fair values of the Company's cash, cash equivalents, receivables, and accounts payable approximate their carrying values.

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

Foreign Currency Translation

     In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," the financial statements of UFSCC, the Company's Canadian subsidiary, are translated into U.S. dollars as follows: assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and shareholders' equity at historical exchange rates. The resulting translation adjustment is recorded as a component of shareholders' equity.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts and disclosures reported in the accompanying combined financial statements. Actual amounts could differ from those estimates.

Concentration of Credit Risk

     Concentrations of credit risk with respect to accounts receivable and unbilled receivables are limited because a large number of North American customers make up the Company's customer base, thus spreading trade credit risk. In addition, the Company performs ongoing evaluations of customers' financial position. The Company does not require collateral and maintains reserves for potential uncollectible amounts that, in the aggregate, have not exceeded management expectations.

Reclassifications

     Certain prior year amounts have been reclassified within the financial statements to conform to the current year presentation.

4.   ACQUISITIONS

     Effective September 1, 1998, the Company acquired certain assets of Empire Maintenance Industries, Inc., a Canadian janitorial services company ("Empire"), for $4.4 million in cash. The acquisition was accounted for as a purchase and the operations of Empire are included in the accompanying consolidated financial statements since the effective date of the acquisition.

     Effective February 1, 1998, the Company acquired 100% of the outstanding common stock of American Building Services, Inc. ("ABS"). The acquisition was accounted for as a purchase and the operations of ABS, which was liquidated in June 1999, are included in the accompanying consolidated financial statements since the effective date of the acquisition. The aggregate purchase price was approximately $2.6 million in cash.

     These acquisitions are not considered material to the Company's operations.

5.   DEBT

Notes Offering

     On October 17, 1997, the Company consummated a $105 million Senior Subordinated Notes Offering (the "Notes Offering") and entered into a $45 million Amended and Restated Revolving Credit Facility (the "Credit Facility"). The net proceeds from the Notes Offering and the Credit Facility were used to repay approximately $84.8 million of indebtedness under the Company's existing credit facilities and $19.7 million of certain other indebtedness, fees and expenses incurred in connection with such financing. In addition, the Company recorded $4.7 million of new deferred financing costs.

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

     In connection with the Notes Offering, the Company recorded an extraordinary loss of approximately $3.0 million, net of state tax benefit. A total of $2.0 million of the loss was attributable to the write-off of unamortized deferred financing costs in connection with the refinancing of the Company's indebtedness in October, 1997. A total of $1.0 million of the extraordinary loss was attributable to the payment of $11 million in October, 1997 to settle certain indebtedness incurred in connection with the June, 1996 Ogden acquisition. The book value of such indebtedness in the Company's balance sheet at the settlement date (October 17, 1997) was $10.0 million.

Credit Facility

     The Credit Facility described above is available for working capital requirements and acquisition financing. Base Rate loans bear interest at the Base Rate plus the Applicable Base Rate Margin, as defined (9.25% at June 27, 1999 and 9.25% at June 28, 1998). Eurodollar loans bear interest at the Adjusted Eurodollar Rate plus the Applicable Eurodollar Margin, as defined (8.18% at June 27, 1999 and 7.91% at June 28, 1998). There were no cash borrowings outstanding under the Credit Facility at June 27, 1999 or June 28, 1998. The Credit Facility matures on October 14, 2002. Availability under the Credit Facility is reduced by outstanding letters of credit (see Note 7). The Credit Facility requires the Company to remain in compliance with certain financial ratios as well as other restrictive covenants. During fiscal 1999 and at the fiscal 1999 year end, the Company was in compliance with such covenants.

Subordinated Promissory Note

     On June 28, 1996, the Company entered into a $5,000,000 subordinated promissory note agreement with Massachusetts Capital Resource Company ("MCRC"). The promissory note is due on September 30, 2001 and provides for quarterly interest payments based on an annual interest rate of 14%. The agreement provides for certain restrictive covenants. During fiscal 1999 and at the fiscal 1999 year end, the Company was in compliance with such covenants. The Company paid $250,000 of principal on the indebtedness subsequent to June 27, 1999.

     Minimum future principal payments of long-term debt at June 27, 1999 are as follows:

        FISCAL YEAR                                                                           AMOUNT
        -----------                                                                        IN THOUSANDS
                                                                                           ------------
        2000......................................................................         $          0
        2001......................................................................                    0
        2002......................................................................                5,000
        2003......................................................................                    0
        2004......................................................................                    0
                                                                                           ------------
                                                                                           $      5,000
                                                                                           ============

The estimated fair values of the Senior Subordinated Notes and the Subordinated Promissory Note at June 27, 1999 are presented below (in thousands):

                                                                                   CARRYING            FAIR
                                                                                    AMOUNT             VALUE
                                                                                 --------------    ------------
Fixed-Rate Senior Subordinated Notes                                             $  104,592        $   101,588
Subordinated Promissory Note                                                          5,000              5,745

6.   TRANSACTIONS WITH RELATED PARTIES

Notes Receivable From Officers

     Notes receivable from officers consist primarily of demand notes receivable from officers/shareholders bearing interest at the applicable federal rate (5.00% at June 27, 1999 and 5.88% at June 28, 1998). All notes receivable are classified as long-term as the Company does not expect to collect the majority of these notes within the next year. Interest receivable related to these notes was approximately $241,000 and $271,000 at June 27, 1999 and June 28, 1998, respectively.

     On June 24, 1996, UNICCO loaned an officer of the Company approximately $217,000 to purchase 27 shares of nonvoting common stock. This loan bears interest at an average of the applicable federal rate. A portion of the note and related accrued interest was forgiven in fiscal 1999 and 1998. The remaining balance ($72,000) will be forgiven at the end of the next fiscal year provided continued employment of the officer. The remaining balance is classified as a deduction from shareholders' equity.

Lease Agreements With Affiliates

     The Company leases certain office space from an affiliated company. The agreement commenced on July 1, 1995 and will be effective for a term of five years and five months. Approximate future minimum payments under this lease were $51,800 per year from July 1996 through June 1998, and $57,000 per year from July 1998 through November 2000. Such amounts are included in Note 7.

     On September 30, 1998, the Company entered into an agreement to lease certain equipment from an affiliate. The monthly payments are $90,000 and the lease expires in September 2002. Total payments made by the Company under this lease were $810,000 for fiscal 1999. The Company is responsible for all costs and expenses of owning, operating and maintaining the equipment. These lease payments are included in Note 7.

Insurance Agreement With An Affiliate

     Prior to the end of fiscal 1995, the Company insured its workers' compensation and general liability risks through a combination of a self-insurance program and indemnity coverage obtained from a third-party carrier. At the end of fiscal 1995, the Company entered into an agreement with a commercial insurance carrier whereby its workers' compensation and general liability insurance risks are reinsured with an affiliated company. Under the terms of this arrangement, the Company's obligations with respect to workers' compensation and general liability claims are limited to the premiums paid for such insurance. The Company's insurance premiums are actuarially determined based on its historical loss experience. The amount charged to expense related to the arrangement was approximately $10,793,000, $8,061,000 and $10,129,000 in fiscal 1999, 1998 and 1997, respectively. Based on an audit conducted by the commercial insurance carrier during fiscal 1999, an additional premium payment of $1.6 million was required to be made during fiscal 1999. This payment was made and charged to operations in fiscal 1999. Current assets at June 27, 1999 include prepaid insurance premiums of $1.5 million related to this program. There was no such prepaid at June 28, 1998 related to this program.

7.   COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company leases certain equipment and facilities under noncancelable operating leases through October 31, 2006. Rent expense under these leases was approximately $4,892,000, $3,348,000 and $3,207,000 for the years ended June 27, 1999, June 28, 1998 and June 29, 1997, respectively. The approximate future minimum payments under these leases are as follows:

           FISCAL YEAR                                                                 AMOUNT
           -----------                                                              IN THOUSANDS
                                                                                    ------------
           2000..........................................................           $      5,117
           2001..........................................................                  4,144
           2002..........................................................                  3,199
           2003..........................................................                  1,322
           2004..........................................................                    450
           Thereafter....................................................                    226
                                                                                    ------------
                                                                                    $     14,458
                                                                                    ============

     The Company leases certain facilities under tenancy-at-will agreements, which are not included in the future minimum lease payments above. Future payments above do not include the lease of warehouses at annual costs of approximately $202,000 in fiscal 2000 and 2001, which are fully reimbursed by a customer.

Letters of Credit

     The Company was contingently liable under certain letters of credit, in the aggregate amounts of approximately $1,324,000 and $1,634,000 as of June 27, 1999 and June 28, 1998, respectively. The letters of credit were primarily issued in connection with the Company's surety bonding arrangements. The letters of credit expire on various dates through June 30, 2000.

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

8.   INCOME TAXES

     UNICCO has elected to be taxed as an S corporation for federal and certain state income tax purposes and is a business trust for Massachusetts state tax purposes. UNICCO's provision for income taxes results from states that do not recognize its S corporation status for state income tax purposes and its business trust status in Massachusetts. UNICCO is on the cash basis of accounting for income tax reporting purposes.

     Effective January 1, 1997, USC elected to be taxed as an S corporation for federal and certain state income tax purposes. Prior to January 1, 1997, USC was a C corporation and was subject to federal and state income taxes at the corporate level.

     Income from continuing operations before provision for income taxes was taxed under the following jurisdictions:

                                                                         YEAR ENDED
                                                              ---------------------------------
                                                                        IN THOUSANDS
                                                              ---------------------------------
                                                              JUNE 27,     JUNE 28,    JUNE 29,
                                                                1999         1998        1997
                                                              --------     --------    --------
        Domestic........................................      $  2,680     $  2,223    $  2,956
        Foreign.........................................         1,250          727         199
                                                              --------     --------    --------
                                                              $  3,930     $  2,950    $  3,155
                                                              ========     ========    ========

     The provision (benefit) for income taxes related to income from continuing operations consists of the following:

                                                                         YEAR ENDED
                                                              ---------------------------------
                                                                        IN THOUSANDS
                                                              ---------------------------------
                                                              JUNE 27,     JUNE 28,    JUNE 29,
                                                                1999         1998        1997
                                                              --------     --------    --------
         Current:
           Federal....................................        $     --     $     --    $    309
           State......................................             316           35         133
           Foreign....................................             806          584          99
         Deferred:
           Federal....................................              --           --          --
           State......................................            (298)          27       1,787
                                                              --------     --------    --------
                                                              $    824     $    646    $  2,328
                                                              ========     ========    ========

     Deferred taxes arise primarily from book (accrual basis) and tax (cash basis) differences in recording revenues and expenses. A portion of the state tax deferred benefit recorded in fiscal 1999 relates to a reduction in the Company's overall effective state tax rate resulting from changes in apportionment factors and certain state tax planning strategies.

     Deferred tax assets (liabilities) are comprised of the following:

                                                                JUNE 27,        JUNE 28,
                                                                  1999            1998
                                                              IN THOUSANDS    IN THOUSANDS
                                                              ------------    ------------
    Receivables........................................       $    (3,214)    $    (3,558)
    Other assets.......................................              (217)           (112)
                                                              -----------     -----------
    Gross deferred tax liabilities.....................            (3,431)         (3,670)
                                                              -----------     -----------
    Accounts payable...................................               324             183
    Accrued payroll....................................               662             614
    Other accruals and reserves........................               232             245
    State net operating loss carryforwards.............               425           1,069
                                                              -----------     -----------
    Gross deferred tax assets..........................             1,643           2,111
    Valuation allowance................................              (285)           (812)
                                                              -----------     -----------
    Net deferred tax assets............................             1,358           1,299
                                                              -----------     -----------
    Net deferred tax liabilities.......................       $    (2,073)    $    (2,371)
                                                              ===========     ===========

     The deferred tax amounts relating to discontinued operations result primarily from differences in the financial reporting and income tax basis of the working capital associated with such operations. As previously discussed, working capital associated with the discontinued operations was retained by the Company. Accordingly, the above table includes deferred tax amounts relating to both continuing and discontinued operations.

     State net operating loss carryforwards are limited to those states which do not recognize UNICCO's subchapter S status and are further limited to the carryforward period for each respective state in which such loss was generated, generally ranging from three to fifteen years. Management believes that it is more likely than not that it will realize approximately $140,000 of the tax benefit associated with the operating loss described above. This belief is based upon a review of available evidence, including historical operating results, projections of future taxable income, recognizing the limitations described above, and tax planning strategies. The Company has recorded a valuation allowance against the remaining portion of the deferred tax asset related to the above referenced state net operating loss carryforwards.

     The effective income tax rate differs from the statutory federal income tax rate as follows:

                                                                            FOR THE YEAR ENDED
                                                                   ------------------------------------
                                                                   JUNE 27,      JUNE 28,      JUNE 29,
                                                                     1999          1998          1997
                                                                   --------      --------      --------
     Federal statutory rate....................................       34.0%         34.0%         34.0%
     Income from S corporations not taxable for corporate
       income tax purposes.....................................      (34.0)        (34.0)        (25.8)
     State income taxes, net of federal benefit (1997 only)....        4.2           6.0          13.1
     Rate difference - foreign taxes...........................       20.5          19.8           3.1
     Valuation allowance.......................................        1.5          (4.6)         49.4
     Other.....................................................       (5.2)          0.7            --
                                                                    ------        ------        ------
                                                                      21.0%         21.9%         73.8%
                                                                    ======        ======        ======

     The "Other" reconciling item relates primarily to the transfer of temporary differences of the discontinued security business. These temporary differences were transferred to a tax paying entity with a lower effective state income tax rate.

9.   SHAREHOLDERS' EQUITY

     Common shares of UNICCO consist of the following:

                                                                                  JUNE 27,       JUNE 28,
                                                                                    1999           1998
                                                                                IN THOUSANDS   IN THOUSANDS
                                                                                ------------   ------------
       Common shares of beneficial interest, voting, no par
          value --
          Issued and outstanding-- 1,000 shares..............................   $      10      $      10
       Common shares of beneficial interest, nonvoting, no par
          value --
          Issued-120 shares (includes 66 shares in treasury) ................         368            368
                                                                                ---------      ---------
                                                                                $     378      $     378
                                                                                =========      =========

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

     Fiscal year 1999 shareholder distributions of $3.4 million include a non-recurring distribution of $2.0 million made in February 1999.

10.  EMPLOYEE BENEFIT PLANS

Multiemployer Pension Plans

     Certain employees under collective bargaining agreements are covered by union-sponsored, multi-employer pension plans. Company contributions, generally based on hours worked, are in accordance with negotiated labor contracts. The Company recorded expenses of approximately $4,150,000, $4,274,000 and $5,398,000 in fiscal 1999, 1998 and 1997, respectively, related to the plans. Information is not readily available for the Company to determine its share of unfunded vested benefits, if any, under the plans.

401(k) Investment Savings Plans

     UNICCO maintains 401(k) retirement plans (the "Plans") covering all employees who have completed one year of service, as defined, and are not subject to a collective bargaining agreement. The Plans allow eligible employees to make salary-deferred contributions for not less than 1% nor more than 20% of their compensation for the contribution period, as defined, subject to certain IRS limitations. The Company matches 50% of the employees' contribution up to 3% of base salary. UNICCO made contributions of approximately $1,260,000, $1,177,000 and $1,017,000 in fiscal 1999, 1998 and 1997, respectively.

Deferred Compensation Plan

     Effective fiscal 2000, the Company established a deferred compensation plan for certain employees of the Company as designated by the Compensation Committee of the Advisory Board. Eligible employees may defer up to 13% of their annual base salary. The Company matches the employee contribution dollar-for-dollar up to 3% of the employee's base salary. The investments of the plan will be held in a Rabbi trust. The assets held by the trust are considered general, unrestricted assets of the Company and are always subject to the claims of the Company's creditors.

Long-Term Incentive Plan

     Effective fiscal 2000, the Company established a long-term incentive plan for certain key employees. At each fiscal year end beginning with fiscal 1999 (the base year), a valuation of the Company will be performed. After each annual valuation, up to 10% of the increase in the value of the Company will be contributed at the Company's discretion on behalf of the employees covered by the plan. The investments of the plan will be held in a Rabbi trust. The assets held by the trust are considered general, unrestricted assets of the Company and are always subject to the claims of the Company's creditors. The first contribution for the long-term incentive plan will be made after the fiscal 2000 valuation.

11.  RESIGNATION OF OFFICERS

     During fiscal 1999, one of UNICCO's officers resigned. In connection therewith, the Company entered into a settlement agreement and made a lump sum payment of $193,000 in September 1999. The settlement amount was recorded in the accompanying consolidated financial statements.

12.  SEGMENT INFORMATION

     During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates in one segment, that is, as a provider of integrated facility services. Although management reviews and operates the business on a regional basis, the economic characteristics of the regions' services and client bases are similar. Therefore, the Company's regions are aggregated as one business segment. The table below contains certain financial information by geographic region (in thousands):

                                             NET REVENUE FROM
                                           CONTINUING OPERATIONS                                  LONG-LIVED ASSETS
                             --------------------------------------------------      --------------------------------------------
                                  1999             1998             1997                 1999            1998           1997
                             --------------------------------------------------      --------------------------------------------
By Geographic Area
   United States              $  474,219        $  456,946      $  443,330             $  46,331      $  49,968       $  58,305
   Canada                         48,144            34,068          28,539                 4,123          1,811           1,932

Reconciling Item:
   Discontinued operations            --                --              --                    --          7,381              --
                              ----------        ----------      ----------             ---------      ---------       ---------

Consolidated                  $  522,363        $  491,014      $  471,869             $  50,454      $  59,160       $  60,237
                              ==========        ==========      ==========             =========      =========       =========


13.  CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

     The Notes are guaranteed by each of UNICCO's domestic subsidiaries. Each guarantor subsidiary of UNICCO is under common management, is directly or indirectly wholly-owned and the guarantees related to the Notes Offering are full, unconditional and joint and several. UFSCC is indirectly wholly-owned and is not a guarantor of this debt. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that they would not be material to investors. However, consolidating financial information as of June 27, 1999 and June 28, 1998 and for the years then ended, are presented. The following presents consolidating financial information (rounded to the nearest thousand) for (i) UNICCO only, (ii) the guarantor subsidiaries on a combined basis, (iii) the nonguarantor subsidiary -- UFSCC, and (iv) the Company on a consolidated basis (see Note 9). The guarantor subsidiaries' income statement and balance sheet for and as of June 27, 1999 and June 28, 1998 reflect the discontinued operations of the security business.

     CONDENSED CONSOLIDATING STATEMENT OF INCOME - (IN THOUSANDS)


                                                                         YEAR ENDED JUNE 27, 1999
                                         -------------------------------------------------------------------------------------------
                                                                                 NONGUARANTOR
                                                               GUARANTOR          SUBSIDIARY                         CONSOLIDATED
                                               UNICCO         SUBSIDIARIES          UFSCC         ELIMINATIONS           TOTAL
                                               ------         ------------       ------------     ------------       ------------

Service revenues .....................        $ 442,472         $  31,747         $  48,144         $      --         $ 522,363
Cost of service revenues .............          392,844            26,687            43,032                --           462,563
                                              ---------         ---------         ---------         ---------         ---------
  Gross profit .......................           49,628             5,060             5,112                --            59,800
Selling, general and administrative
expenses .............................           35,907             1,491             3,106                --            40,504
Amortization of intangible assets ....            3,619               389               270                --             4,278
                                              ---------         ---------         ---------         ---------         ---------
  Income from operations .............           10,102             3,180             1,736                --            15,018
Interest income ......................              771                --                55                --               826
Interest expense .....................          (10,802)             (571)             (541)               --           (11,914)
                                              ---------         ---------         ---------         ---------         ---------
Income from continuing operations
before income taxes ..................               71             2,609             1,250                --             3,930
Provision for income taxes ...........              (52)               70               806                --               824
                                              ---------         ---------         ---------         ---------         ---------
Income from continuing operations
 before equity in net earnings of
 subsidiaries and extraordinary items               123             2,539               444                --             3,106
Equity in net earnings of subsidiaries            8,208                93                --            (8,301)               --
                                              ---------         ---------         ---------         ---------         ---------
Income from continuing operations ....            8,331             2,632               444            (8,301)            3,106
Discontinued operations:
  Income from discontinued operations,
   net of tax $(12) ..................               --             1,143                --                --             1,143
  Gain on sale of discontinued
   operations, net of tax of $0 ......               --             4,082                --                --             4,082
                                              ---------         ---------         ---------         ---------         ---------
Net income ...........................            8,331             7,857               444            (8,301)            8,331
                                              =========         =========         =========         =========         =========

     CONDENSED CONSOLIDATING STATEMENT OF INCOME - (IN THOUSANDS)


                                                                         YEAR ENDED JUNE 28, 1998
                                               -------------------------------------------------------------------------------------
                                                                                   NONGUARANTOR
                                                                 GUARANTOR          SUBSIDIARY                        CONSOLIDATED
                                                  UNICCO        SUBSIDIARIES          UFSCC         ELIMINATIONS         TOTAL
                                                  ------        ------------       ------------     ------------      ------------

Service revenues .......................        $ 415,397         $  41,549         $  34,068         $      --         $ 491,014
Cost of service revenues ...............          369,512            36,313            30,774                --           436,599
                                                ---------         ---------         ---------         ---------         ---------
  Gross profit .........................           45,885             5,236             3,294                --            54,415
Selling, general and administrative
expenses ...............................           32,685             1,105             2,037                --            35,827
Amortization of intangible assets ......            3,652               435               121                --             4,208
                                                ---------         ---------         ---------         ---------         ---------
  Income from operations ...............            9,548             3,696             1,136                --            14,380
Interest income ........................              169                 1                31                --               201
Interest expense .......................           (8,437)           (2,754)             (440)               --           (11,631)
                                                ---------         ---------         ---------         ---------         ---------
Income from continuing operations before
 income taxes ..........................            1,280               943               727                --             2,950
Provision for income taxes .............             (168)              230               584                --               646
                                                ---------         ---------         ---------         ---------         ---------
Income from continuing operations
 before equity in net earnings of
 subsidiaries and extraordinary items ..            1,448               713               143                --             2,304
Equity in net earnings of subsidiaries .            1,926                30                --            (1,956)               --
                                                ---------         ---------         ---------         ---------         ---------
Income from continuing operations ......            3,374               743               143            (1,956)            2,304
Discontinued operations:
  Income from discontinued operations,
  net of tax $591 ......................               --             1,070                --                --             1,070
                                                ---------         ---------         ---------         ---------         ---------
Income before extraordinary items ......            3,374             1,813               143            (1,956)            3,374
Extraordinary loss, net of tax benefit .           (2,958)               --                --                --            (2,958)
                                                ---------         ---------         ---------         ---------         ---------
Net income .............................        $     416         $   1,813         $     143         $  (1,956)        $     416
                                                =========         =========         =========         =========         =========

     CONDENSED CONSOLIDATING STATEMENT OF INCOME - (IN THOUSANDS)

                                                                           YEAR ENDED JUNE 29, 1997
                                             ---------------------------------------------------------------------------------------
                                                                                  NONGUARANTOR
                                                                 GUARANTOR         SUBSIDIARY                          CONSOLIDATED
                                                 UNICCO         SUBSIDIARIES          UFSCC         ELIMINATIONS           TOTAL
                                                 ------         ------------      ------------      ------------       ------------

Service revenues .......................        $ 403,154         $  40,176         $  28,539         $      --         $ 471,869
Cost of service revenues ...............          358,929            36,766            25,792                --           421,487
                                                ---------         ---------         ---------         ---------         ---------
  Gross profit .........................           44,225             3,410             2,747                --            50,382
Selling, general and administrative
 expenses ..............................           28,621               767             2,263                --            31,651
Amortization of intangible assets ......            3,626               389               136                --             4,151
                                                ---------         ---------         ---------         ---------         ---------
  Income from operations ...............           11,978             2,254               348                --            14,580
Interest income ........................               97                --                --               (31)               66
Interest expense .......................          (10,468)             (905)             (149)               31           (11,491)
                                                ---------         ---------         ---------         ---------         ---------
Income from continuing operations
before income taxes ....................            1,607             1,349               199                --             3,155
Provision for income taxes .............            1,804               425                99                --             2,328
                                                ---------         ---------         ---------         ---------         ---------
Income from continuing operations
 before equity in net earnings of
 subsidiaries and extraordinary items ..             (197)              924               100                --               827
Equity in net earnings of subsidiaries .               79                21                --              (100)               --
                                                ---------         ---------         ---------         ---------         ---------
Income from continuing operations ......             (118)              945               100              (100)              827
Discontinued operations:
 Income from discontinued operations,
  net of tax $11 .......................               --               356                --                --               356
                                                ---------         ---------         ---------         ---------         ---------
Income (loss) before extraordinary items             (118)            1,301               100              (100)            1,183
Extraordinary loss, net of tax benefit .               --                --                --                --                --
                                                ---------         ---------         ---------         ---------         ---------
Net income (loss) ......................        $    (118)        $   1,301         $     100         $    (100)        $   1,183
                                                =========         =========         =========         =========         =========

     CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)


                                                                                JUNE 27, 1999
                                                  ----------------------------------------------------------------------------------
                                                                                 NONGUARANTOR
                                                                 GUARANTOR       SUBSIDIARY -                         CONSOLIDATED
                                                    UNICCO      SUBSIDIARIES        UFSCC          ELIMINATIONS           TOTAL
                                                    ------      ------------     ------------      ------------       ------------

Assets
Current assets:
Cash and cash equivalents...................       $ 24,002       $     13         $ 1,205            $   (282)         $  24,938
Accounts receivable, less reserve of $2,467.         39,294          3,777           5,710                  --             48,781
Unbilled receivables........................         23,253          1,783             122                  --             25,158
Intercompany receivable (payable)...........          2,694          3,483          (6,177)                 --                 --
Other current assets........................          4,252             61             826                  --              5,139
                                                   --------       --------         -------            --------          ---------
         Total current assets...............         93,495          9,117           1,686                (282)           104,016
                                                   --------       --------         -------            ---------         ---------
Property and equipment, at cost.............         14,224            278           2,519                  --             17,021
Less -accumulated depreciation and
 amortization...............................         10,714            180             713                  --             11,607
                                                   --------       --------         -------            --------          ---------
     Net property and equipment.............          3,510             98           1,806                  --              5,414
                                                   --------       --------         -------            --------          ---------
Due from (to) affiliates....................         14,509           (620)             --             (13,889)                --
Investment in subsidiary....................         14,788            669              --             (15,457)                --
Notes receivable and accrued interest from
  officers..................................          1,210             --              --                  --              1,210
Intangible assets, net of amortization......         35,311          4,202           4,083                  --             43,596
Other assets, net...........................          5,608             --              40                  --              5,648
                                                   --------       --------         -------            --------          ---------
                                                     71,426          4,251           4,123             (29,346)            50,454
                                                   --------       --------         -------            ---------         ---------
                                                   $168,431       $ 13,466         $ 7,615            $(29,628)         $ 159,884
                                                   ========       ========         =======            ========          =========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft..............................       $     --       $    282         $    --            $   (282)         $      --
Accounts payable............................          5,886          1,060           1,426                  --              8,372
Accrued payroll and  payroll-related expenses        15,936            579           2,325                  --             18,840
Deferred income taxes.......................          2,059            155              --                  --              2,214
Other accrued expenses......................          6,016             87             844                  --              6,947
                                                   --------       --------         -------            --------          ---------
         Total current liabilities..........         29,897          2,163           4,595                (282)            36,373
                                                   --------       --------         -------            ---------         ---------
Long-term liabilities:
Long-term debt..............................        109,592             --              --                  --            109,592
Other long-term liabilities.................            160             --              --                  --                160
                                                   --------       --------         -------            --------          ---------
         Total long-term liabilities........        109,752             --              --                  --            109,752
                                                   --------       --------         -------            --------          ---------

Commitments and Contingencies

Shareholders' equity........................         29,356         11,303           3,020             (29,346)            14,333
Less treasury shares at cost................           (502)            --              --                  --               (502)
Less notes receivable from stock sales......            (72)            --              --                  --                (72)
                                                   --------       --------         -------            --------          ---------
         Total shareholders' equity.........         28,782         11,303           3,020             (29,346)            13,759
                                                   --------       --------         -------            ---------         ---------
                                                   $168,431       $ 13,466         $ 7,615            $(29,628)         $ 159,884
                                                   ========       ========         =======            ========          =========

     CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)


                                                                                JUNE 28, 1998
                                                 -----------------------------------------------------------------------------------
                                                                                NONGUARANTOR
                                                                 GUARANTOR      SUBSIDIARY -                          CONSOLIDATED
                                                    UNICCO      SUBSIDIARIES       UFSCC            ELIMINATIONS          TOTAL
                                                    ------      ------------    ------------        ------------      ------------

Assets
Current assets:
Cash and cash equivalents.......................   $  9,089       $    300         $ 1,007            $ (1,245)         $   9,151
Accounts receivable, less reserve of $2,010.....     33,519         12,013           3,257                  --             48,789
Unbilled receivables............................     20,178          7,003             180                  --             27,361
Intercompany receivable (payable)...............     10,837         (8,934)         (1,903)                                    --
Other current assets............................      1,995            278             121                  --              2,394
                                                   --------       --------         -------            --------          ---------
         Total current assets...................     75,618         10,660           2,662              (1,245)            87,695
                                                   --------       --------         -------            ---------         ---------
Property and equipment, at cost.................     11,835          1,133             658                  --             13,626
Less -accumulated depreciation and
 amortization...................................      8,628            820             244                  --              9,692
                                                   --------       --------         -------            --------          ---------
     Net property and equipment.................      3,207            313             414                  --              3,934
                                                   --------       --------         -------            --------          ---------
Due from (to) affiliates........................     14,509           (620)             --             (13,889)                --
Investment in subsidiary........................      6,581            575              --              (7,156)                --
Notes receivable and accrued interest from
  officers, net of amortization.................        475             --              --                  --                475
Intangible assets, net of amortization..........     37,229          6,239           1,790                  --             45,258
Other assets, net...............................      5,887            138              21                  --              6,046
Net assets of discontinued operations...........         --          7,381              --                  --              7,381
                                                   --------       --------         -------            --------          ---------
                                                     64,681         13,713           1,811             (21,045)            59,160
                                                   --------       --------         -------            ---------         ---------
                                                   $143,506       $ 24,686         $ 4,887            $(22,290)         $ 150,789
                                                   ========       ========         =======            ========          =========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft..................................   $     --       $  1,245         $    --            $ (1,245)         $      --
Accounts payable................................      3,452          1,235             427                  --              5,114
Accrued payroll and  payroll-related expenses...     14,056          2,380           1,399                  --             17,835
Deferred income taxes...........................      1,771            857              --                  --              2,628
Other accrued expenses..........................      5,557            453             367                  --              6,377
                                                   --------       --------         -------            --------          ---------
         Total current liabilities..............     24,836          6,170           2,193              (1,245)            31,954
                                                   --------       --------         -------            ---------         ---------
Long-term liabilities:
Line of credit..................................         --             --              --                  --                 --
Long-term debt, less current portion............    109,544             --              --                  --            109,544
Other long-term liabilities.....................        401             --                                  --                401
                                                   --------       --------         -------            --------          ---------
         Total long-term liabilities............    109,945             --              --                  --            109,945
                                                   --------       --------         -------            --------          ---------

Commitments and Contingencies

Shareholders' equity............................      9,387         18,516           2,694             (21,045)             9,552
Less treasury shares at cost....................       (502)            --              --                  --               (502)
Less notes receivable from stock sales..........       (160)            --              --                  --               (160)
                                                   --------       --------         -------            --------          ---------
         Total shareholders' equity.............      8,725         18,516           2,694             (21,045)             8,890
                                                   --------       --------         -------            ---------         ---------
                                                   $143,506       $ 24,686         $ 4,887            $(22,290)         $ 150,789
                                                   ========       ========         =======            ========          =========

     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)



                                                                                   YEAR ENDED JUNE 27, 1999
                                                          -------------------------------------------------------------------------
                                                                                      NONGUARANTOR
                                                                         GUARANTOR    SUBSIDIARY -                  CONSOLIDATED
                                                            UNICCO      SUBSIDIARIES    UFSCC        ELIMINATIONS       TOTAL
                                                            ------      ------------  ------------   ------------   ------------

Cash flows relating to operating activities:
 Net income .............................................  $  8,331      $  7,857      $    444       $ (8,301)      $  8,331
 Net earnings from equity investment ....................    (8,208)          (93)           --          8,301             --
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Amortization of intangible assets ....................     3,619           688           270             --          4,577
   Amortization of debt issue costs and discount ........       500            --            --             --            500
   Depreciation and amortization ........................     1,879           114           467             --          2,460
   Gain on disposals ....................................        (9)           --            (1)            --            (10)
   Gain on sale of discontinued operations ..............        --        (4,082)           --             --         (4,082)
   Deferred income taxes ................................      (223)          (75)           --             --           (298)
   Forgiveness of notes receivable from officer .........        72            --            --             --             72

 Changes in assets and liabilities:
   Accounts receivable ..................................     1,037         1,422        (2,373)            --             86
   Unbilled receivables .................................     1,517           629            56             --          2,202
   Intercompany  receivable (payable) ...................     1,974        (6,249)        4,142            133             --
   Other current assets .................................    (2,154)           90          (252)            --         (2,316)
   Other long-term assets ...............................       (97)           --           (18)            --           (115)
   Cash overdraft .......................................      (671)         (292)           --            963             --
   Accounts payable .....................................     2,203            55           911             --          3,169
   Accrued expenses and other current liabilities .......      (703)           10         1,265             --            572
   Other long-term liabilities ..........................      (194)           --            --             --           (194)
   Other ................................................       287          (287)           --           (133)          (133)
                                                           --------      --------      --------       --------       --------
    Net cash provided by (used in) operating
     activities..........................................     9,160          (213)        4,911            963         14,821
                                                           --------      --------      --------       --------       --------

Cash flows relating to investing activities:
 Acquisition, including working capital of $308 .........        89            --        (4,526)            --         (4,437)
 Proceeds from sale of discontinued operations ..........    12,000            --            --             --         12,000
 Purchases of property and equipment, net ...............    (2,059)          (74)         (177)            --         (2,310)
 Proceeds from sale of property and equipment ...........        79            --             5             --             84
 Increase in notes receivable and accrued interest
  from officers .........................................      (735)           --            --             --           (735)
 Increase in cash surrender value of officers' life
  insurance .............................................      (205)           --            --             --           (205)
                                                           --------      --------      --------       --------       --------
    Net cash provided by (used in) investing activities..     9,169           (74)       (4,698)            --          4,397
                                                           --------      --------      --------       --------       --------

Cash flows relating to financing activities:
 Distributions to shareholders ..........................    (3,432)           --            --             --         (3,432)
 Payments received for notes receivable from stock
  sales .................................................        16            --            --             --             16
                                                           --------      --------      --------       --------       --------
    Net cash used in financing activities ...............    (3,416)           --            --             --         (3,416)
                                                           --------      --------      --------       --------       --------

Effect of exchange rate charges on cash and cash
 equivalents ............................................        --            --           (15)            --            (15)
                                                           --------      --------      --------       --------       --------

Net increase (decrease) in cash and cash equivalents ....    14,913          (287)          198            963         15,787
Cash and cash equivalents, beginning of period ..........     9,089           300         1,007         (1,245)         9,151
                                                           --------      --------      --------       --------       --------
Cash and cash equivalents, end of period ................  $ 24,002      $     13      $  1,205       $   (282)      $ 24,938
                                                           ========      ========      ========       ========       ========

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest ..............................................  $ 11,069      $     --      $     --       $     --       $ 11,069
                                                           ========      ========      ========       ========       ========
  Income taxes ..........................................  $    280      $    173      $    354       $     --       $    807
                                                           ========      ========      ========       ========       ========

     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)



                                                                                     YEAR ENDED JUNE 28, 1998
                                                            ------------------------------------------------------------------------
                                                                                          NONGUARANTOR
                                                                             GUARANTOR    SUBSIDIARY -                  CONSOLIDATED
                                                               UNICCO       SUBSIDIARIES     UFSCC        ELIMINATIONS      TOTAL
                                                               ------       ------------  ------------    ------------  ------------
Cash flows relating to operating activities:
 Net income ...........................................      $     416      $   1,813      $     143      $  (1,956)     $     416
 Net earnings from equity investment ..................         (1,926)           (30)            --          1,956             --
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Amortization of intangible assets ..................          3,652          1,033            121             --          4,806
   Amortization of debt issue costs and discount ......            676             --             --             --            676
   Depreciation and amortization ......................          2,049            223            122             --          2,394
   Gain on disposals ..................................            (69)           (13)            --             --            (82)
   Extraordinary loss .................................          3,024             --             --             --          3,024
   Deferred income taxes ..............................           (198)           816             --             --            618
   Forgiveness of notes receivable and accrued
    interest from officers ............................             84             --             --             --             84

 Changes in assets and liabilities:
   Accounts receivable ................................          6,991          5,741             --             --         12,732
   Unbilled receivables ...............................          2,532         (1,775)          (185)            --            572
   Intercompany  receivable (payable) .................          8,696         (8,497)           (94)          (105)            --
   Other current assets ...............................            876            358            (87)            --          1,147
   Other long-term assets .............................            163            (25)            (1)            --            137
   Cash overdraft .....................................        (10,840)           769             --         (1,245)       (11,316)
   Accounts payable ...................................         (1,726)          (403)          (318)            --         (2,447)
   Accrued expenses and other current liabilities .....            812           (440)           133             --            505
   Other long-term liabilities ........................           (550)            --             --             --           (550)
   Other ..............................................             --             --             --            105            105
                                                             ---------      ---------      ---------      ---------      ---------
     Net cash provided by (used in) operating
      activities ......................................         14,662           (430)          (166)        (1,245)        12,821
                                                             ---------      ---------      ---------      ---------      ---------

Cash flows relating to investing activities:
 Due to/from affiliates ...............................            (51)            51             --             --             --
 Acquisition, including cash acquired .................         (2,600)           343             --             --         (2,257)
 Purchases of property and equipment, net .............         (1,411)          (305)           (64)            --         (1,780)
 Proceeds from sale of property and equipment .........            105             20             --             --            125
 Payments received for notes receivable from officers .            229             --             --             --            229
                                                             ---------      ---------      ---------      ---------      ---------
     Net cash provided by (used in) investing
      activities ......................................         (3,728)           109            (64)            --         (3,683)
                                                             ---------      ---------      ---------      ---------      ---------

Cash flows relating to financing activities:
 Repayments from line of credit .......................        (50,587)            --             --             --        (50,587)
 Proceeds from debt ...................................        104,507             --             --             --        104,507
 Payments of debt .....................................        (52,400)            --             --             --        (52,400)
 Increase in debt issuance costs ......................         (4,691)            --             --             --         (4,691)
 Distributions to shareholders ........................           (400)            --             --             --           (400)
 Payments received for notes receivable from stock
  sales ...............................................             10             --             --             --             10
 Payment on notes payable to related party ............           (282)            --             --             --           (282)
                                                             ---------      ---------      ---------      ---------      ---------
     Net cash used in financing activities ............         (3,843)            --             --             --         (3,843)
                                                             ---------      ---------      ---------      ---------      ---------

Effect of exchange rate changes on cash and cash
 equivalents...........................................             --             --            (72)            --            (72)
                                                             ---------      ---------      ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents ..          7,091           (321)          (302)        (1,245)         5,223
Cash and cash equivalents, beginning of period ........          1,998            621          1,309             --          3,928
                                                             ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period ..............      $   9,089      $     300      $   1,007      $  (1,245)     $   9,151
                                                             =========      =========      =========      =========      =========

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest ............................................      $  10,219      $      --      $      --      $      --      $  10,219
                                                             =========      =========      =========      =========      =========
  Income taxes ........................................      $     253      $      --      $     324      $      --      $     577
                                                             =========      =========      =========      =========      =========

     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)



                                                                                     YEAR ENDED JUNE 29, 1997
                                                          --------------------------------------------------------------------------
                                                                                        NONGUARANTOR
                                                                          GUARANTOR     SUBSIDIARY -                   CONSOLIDATED
                                                             UNICCO      SUBSIDIARIES      UFSCC       ELIMINATIONS        TOTAL
                                                             ------      ------------   ------------   ------------    ------------

Cash flows relating to operating activities:
 Net income ............................................    $    969      $    214       $    100       $    (100)      $  1,183
 Net earnings from equity investment ...................         (79)          (21)            --             100             --
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Amortization of intangible assets ..................       3,615           987            147              --          4,749
    Amortization of debt issue costs and discount ......       1,087            --             --              --          1,087
    Depreciation and amortization ......................       2,251           134            128              --          2,513
    Loss on disposals ..................................          61            --             --              --             61
    Deferred income taxes ..............................       1,798            --             --              --          1,798
    Forgiveness of notes receivable and accrued
     interest from officers ............................         497            --             --              --            497

 Changes in assets and liabilities:
    Accounts receivable ................................     (32,618)      (17,916)        (3,464)             --        (53,998)
    Unbilled receivables ...............................     (19,141)       (4,326)            --              --        (23,467)
    Intercompany  receivable (payable) .................     (19,520)       17,420          2,100              --             --
    Other current assets ...............................         584          (438)           (40)             --            106
    Other long-term assets .............................        (239)           (7)           (26)             --           (272)
    Cash overdraft .....................................       8,798           476             --              --          9,274
    Accounts payable ...................................       2,474         1,586            787              --          4,847
    Accrued expenses and other current liabilities .....      11,491         2,618          1,745              --         15,854
    Other long-term liabilities ........................         (73)           --             --              --            (73)
                                                            --------      --------       --------       ---------       --------
      Net cash provided by (used in) operating
       activities ......................................     (38,045)          727          1,477              --        (35,841)
                                                            --------      --------       --------       ---------       --------

Cash flows relating to investing activities:
 Due to/from affiliates ................................         (45)           45             --              --             --
 Purchases of property and equipment, net ..............      (2,259)         (151)          (168)             --         (2,578)
 Increase in notes receivable and accrued interest
  from Officers ........................................         (56)           --             --              --            (56)
 Payments received for notes receivable from officers...         106            --             --              --            106
                                                            --------      --------       --------       ---------       --------
      Net cash used in investing activities ............      (2,254)         (106)          (168)             --         (2,528)
                                                            --------      --------       --------       ---------       --------

Cash flows relating to financing activities:
 Proceeds from line of credit ..........................      44,367            --             --              --         44,367
 Proceeds from debt ....................................       3,000            --             --              --          3,000
 Payments of debt ......................................      (3,600)           --             --              --         (3,600)
 Increase in debt issuance costs .......................          --            --             --              --             --
 Distributions to shareholders .........................      (1,637)           --             --              --         (1,637)
 Payments received for notes receivable from stock
  sales ................................................          10            --             --              --             10
                                                            --------      --------       --------       ---------       --------
      Net cash provided by financing activities ........      42,140            --             --              --         42,140
                                                            --------      --------       --------       ---------       --------

Net increase in cash and cash equivalents ..............       1,841           621          1,309              --          3,771
Cash and cash equivalents, beginning of period .........         157            --             --              --            157
                                                            --------      --------       --------       ---------       --------
Cash and cash equivalents, end of period ...............    $  1,998      $    621       $  1,309       $      --       $  3,928
                                                            ========      ========       ========       =========       ========

Supplemental disclosure of cash flow information:
 Cash paid during the year for:
 Interest ..............................................    $  8,637      $     --       $     --       $      --       $  8,637
                                                            ========      ========       ========       =========       ========
 Income taxes ..........................................    $    760      $     --       $     --       $      --       $    760
                                                            ========      ========       ========       =========       ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF TRUSTEES

     UNICCO is a Massachusetts business trust and, as such, has a Board of Trustees that serves a function similar to that of the board of directors of a corporation. The Trustees serve for an indefinite term. The Company's Trustees and executive officers are as follows:

TRUSTEES AND EXECUTIVE OFFICERS

         NAME                      POSITION
         ----                      --------
         Steven C. Kletjian        Chief Executive Officer and Chairman of the Board of Trustees
         Richard J. Kletjian       Vice Chairman of the Board of Trustees
         Robert P. Kletjian        Vice President and Vice Chairman of the Board of Trustees
         Sharkay Kletjian          Trustee
         Robert J. Scoble          Executive Vice President of Operations and Chairman, Operating Committee
         George A. Keches          Executive Vice President -- Finance and Administration, Chief Financial Officer and Treasurer
         Richard T. Healey         Vice President - Corporate Development
         John C. Feitor            Senior Vice President - Operations
         Michael Finn              Vice President - Human Resources
         Jeffrey P. Peterson       Vice President - Information Technology
         Joseph J. Tinney, Jr.     Vice President - Business Development

ADVISORY BOARD

     During fiscal 1998, the Company established an Advisory Board made up of non-employee and non-shareholder independent advisors with whom senior management consults on a periodic basis. The members of the Advisory Board are as follows:

         NAME                               POSITION
         ----                               --------
         Dr. Gregory Adamian                Former President, Bentley College
         Anton Bernard (Ton) Funke Kupper   Former President, HODON-GROUP
         Leonard Lynch (1)                  Retired Partner, Arthur Andersen LLP
         Mitchell Reese                     Managing Director, The Carlyle Group
         Harvey Wagner                      Former Executive Vice President, Finance & Administration
                                            and Chief Financial Officer, Premiere Technologies, Inc.

(1)  Chairman, Advisory Board

BIOGRAPHICAL INFORMATION

     Set forth on the following page is additional biographical information regarding each of the persons listed in the tables above.

TRUSTEES AND EXECUTIVE OFFICERS

     STEVEN C. KLETJIAN, CHAIRMAN AND CHIEF EXECUTIVE OFFICER Steven Kletjian, 55, has been Chairman and Chief Executive Officer of the Company since 1969. He has over 32 years of service with the Company. He has served as a Trustee since the Company's reorganization as a business trust in 1988, and had served as a director of the Company's corporate predecessor.

     RICHARD J. KLETJIAN, VICE CHAIRMAN Richard Kletjian, 52, has been Vice Chairman of the Company since 1993 and served as President for six years prior to 1993. From 1992 to 1993, he was also general manager of the Mid-Atlantic Division, and was general manager of the Commercial Division from 1990 to 1992. He has over 29 years of service with the Company. He has served as a Trustee since 1988, and had served as a director of the Company's corporate predecessor.

     ROBERT P. KLETJIAN, VICE PRESIDENT AND VICE CHAIRMAN Robert Kletjian, 49, has been Vice Chairman of the Company since 1993 and was Vice President and general manager of the Corporate and Education Division from 1990 to 1993. Prior to 1990, Mr. Kletjian managed the Company's Hartford operations. He has over 26 years of service with the Company. He has served as a Trustee since 1988, and had served as a director of the Company's corporate predecessor.

     SHARKAY KLETJIAN, TRUSTEE Ms. Kletjian, 79, co-founded the Company in 1949. She served as a director of the Company's corporate predecessor, and has served as a Trustee since 1988. Until 1997, she also served as Treasurer of the Company.

     ROBERT J. SCOBLE, EXECUTIVE VICE PRESIDENT OF OPERATIONS AND CHAIRMAN, OPERATING COMMITTEE Mr. Scoble, 48, joined the Company in June 1996 as a result of the Ogden Acquisition. During fiscal 1998 he headed the Company's Industrial Division and was later promoted to Executive Vice President of Operations and Sales. Prior to joining the Company, Mr. Scoble had served in Ogden's facilities services and food service operations businesses since 1981 and was a Vice President of Ogden from 1989 to 1996.

     GEORGE A. KECHES, EXECUTIVE VICE PRESIDENT -- FINANCE AND ADMINISTRATION, CHIEF FINANCIAL OFFICER AND TREASURER Mr. Keches, 42, joined the Company in 1991 having previously held management positions at The Westwood Group, Inc. and Arthur Andersen & Co. Mr. Keches is a Certified Public Accountant, and serves as the Company's principal financial officer.

     RICHARD T. HEALEY, VICE PRESIDENT - CORPORATE DEVELOPMENT Mr. Healey, 57, joined the Company as Vice President - Corporate Development in April, 1998, having served in a similar capacity as a consultant to the Company since 1996. From 1995 to 1996, Mr. Healey provided merger and acquisition consulting services. Prior to that, he was Senior Vice President of I.T.E.C.O., a private holding company.

     JOHN C. FEITOR, SENIOR VICE PRESIDENT - OPERATIONS Mr. Feitor, 54, has worked for the Company since 1970. He has held various positions including Area Manager and Vice President of Operations. He was promoted to Senior Vice President - Operations in 1996.

     MICHAEL J. FINN, VICE PRESIDENT - HUMAN RESOURCES Mr. Finn, 56, joined the Company in April, 1998. Prior to that, he held Human Resource leadership positions with General Electric, most recently as Manager - Human Resources for General Electric Power Systems Global Services Operations. Prior to that, he was Manager - Human Resources for General Electric Plastics-Americas.

     JEFFERY P. PETERSON, VICE PRESIDENT - INFORMATION TECHNOLOGY Mr. Peterson, 40, joined the Company in September 1998. Prior to that, he held several managerial positions with Arthur Andersen LLP, most recently as Managing Director for Internal Systems in the Arthur Andersen Technology Solutions (AATS) group. Mr. Peterson was with Arthur Andersen for 17 years prior to joining UNICCO.

     JOSEPH J. TINNEY, JR., VICE PRESIDENT - BUSINESS DEVELOPMENT Mr. Tinney, 42, joined the Company in June 1996 as a result of the Ogden acquisition. During fiscal 1998, he was a part of the senior management of the Company's sales organization and was later promoted to Vice President of Business Development. Prior to joining the Company, Mr. Tinney had served in Ogden's Facilities Services division since 1987 and was Director of National Sales from 1991 to 1996.

ADVISORY BOARD

     GREGORY H. ADAMIAN, MPA, J.D., PH.D. (HON.) Dr. Adamian, 73, currently serves as Chancellor and President Emeritus of Bentley College in Waltham, Massachusetts, having previously served 21 years as its President. Dr. Adamian also serves on the boards of Bentley College and Jo-Ann Fabrics Corporation. He was previously a director of Liberty Mutual Life Insurance Company and the West End House.

     ANTON BERNARD (TON) FUNKE KUPPER Mr. Funke Kupper, 70, is the past President and Chief Executive Officer of HODON-GROUP (currently known as ABILIS International), a facility services company operating in the Netherlands, Belgium and France, where he worked from 1959 to 1989. Mr. Funke Kupper has also served as a board member of the U.S.A. Building Service Contractors Association from 1985 to 1989, President of the World Federation of Building Service Contractors from 1980 to 1982 and President of the Dutch Association of Building Service Contractors from 1970 to 1983.

     LEONARD LYNCH, CHAIRMAN Mr. Lynch, 62, is a retired partner of Arthur Andersen LLP where he served as the Director of the Audit and Business Advisory Practice in the Boston and Southern California offices. He currently serves as a consultant to the firm. Mr. Lynch has also served as a past trustee of the New England Aquarium, member of the Advisory Board of the Heritage Plantation and a member of Town Hall of Los Angeles.

     MITCHELL REESE Mr. Reese, 40, is a Managing Director of The Carlyle Group, where he is responsible for the operations of Carlyle Venture Partners, L.P., a $250 million fund established to pursue venture-oriented investments. Prior to joining The Carlyle Group, Mr. Reese was employed for seven years by Morgan Keegan Inc., an investment banking firm, as President of its venture capital division and co-head of its investment banking group. Prior thereto, Mr. Reese was a Vice President in the mergers and acquisitions department of Alex. Brown & Sons Incorporated.

     HARVEY WAGNER Mr. Wagner, 58, served as the Executive Vice President, Finance & Administration and Chief Financial Officer at Premiere Technologies, Inc. from May 1998 to September 1999. From June 1994 to April 1998, Mr. Wagner was the Senior Vice President of Finance, Chief Financial Officer and Treasurer of Scientific-Atlanta, Inc. From September 1989 to April 1994, Mr. Wagner was Vice President of Finance and Chief Financial Officer of Computervision Corporation. Mr. Wagner is a founding Board Member and President of the Wellness Community-Atlanta and sits on the Executive Advisory Board of the Wharton School of the University of Pennsylvania.

ITEM 11. EXECUTIVE COMPENSATION

     The following Summary Compensation Table sets forth information concerning the compensation paid or accrued by the Company with respect to the Company's Chief Executive Officer and certain other persons who served as executive officers of the Company during the fiscal year ended June 27, 1999.


                                                          ANNUAL                                     LONG-TERM
                                                       COMPENSATION                                 COMPENSATION
                                     -----------------------------------------------      -----------------------------
                                                                                            SHARES
NAME AND PRINCIPAL POSITION                                            OTHER ANNUAL       UNDERLYING      ALL OTHER
---------------------------              SALARY          BONUS (1)     COMPENSATION         OPTIONS    COMPENSATION (5)
                                     ---------------    ----------     -------------      ----------   ----------------
Steven C. Kletjian...........        1999 $  750,000    $  200,000     $   62,000(2)          --        $   108,000
  Chief Executive Officer            1998    635,000            --         26,000             --             88,000
  And Chairman                       1997    615,000            --         24,000             --            104,000

Richard J. Kletjian..........        1999    368,000            --         37,000             --             72,000
  Vice Chairman                      1998    373,000            --         26,000             --             52,000
                                     1997    347,000            --         23,000             --             57,000

Robert P. Kletjian..........         1999    368,000            --         23,000             --             55,000
  Vice President and Vice            1998    359,000            --         24,000             --             41,000
  Chairman                           1997    342,000            --         22,000             --             65,000

Robert J. Scoble............         1999    280,000        80,000         54,000(4)          --              5,000
  Executive Vice President           1998    202,000        80,000             --             --              6,000
  of Operations and Chairman,        1997    196,000        60,000             --             --              2,000
  Operating Committee

George A. Keches..........           1999    216,000        70,000         87,000(3)          --              4,000
  Executive Vice President           1998    207,000        70,000         85,000(3)          --              6,000
  -- Finance and                     1997    180,000        60,000             --             --              4,000
   Administration, Chief
   Financial Officer and
   Treasurer

----------
(1) Bonus amounts in each fiscal year represent payment of bonus earned in the prior fiscal year.

(2) Includes $40,000 representing taxable fringe benefit associated with personal use of Company-provided transportation.

(3) Includes partial forgiveness of indebtedness of $72,000 and $84,000 in fiscal 1999 and 1998 respectively, incurred in connection with the purchase of 27 non-voting common shares of the Company.

(4) Includes $52,000 of reimbursements related to relocation of executive officer.

(5) Includes premiums paid by the Company for life insurance for the designated officer and matching contributions by the Company to the executives' 401(k) plan.

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


SHAREHOLDER                                           NUMBER OF         PERCENTAGE OF    PERCENTAGE OF
-----------                                            SHARES               CLASS        VOTING POWER
                                                      ---------         -------------    -------------
Steven C. Kletjian..........................               510               48.4%            51.0%
Richard J. Kletjian.........................               245               23.2             24.5
Robert P. Kletjian..........................               245               23.2             24.5
John C. Feitor..............................                27(1)             2.6               --
George A. Keches............................                27(1)             2.6               --
                                                       -------            -------          -------
                                                         1,054              100.0%           100.0%
                                                       =======            =======          =======

----------

     (1)  Non-voting shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A component of the Company's operating expenses consists of insurance premiums for workers' compensation and general liability insurance. In May 1995, the Company's shareholders organized Ashmont Insurance Company, Limited, a Bermuda corporation ("Ashmont"), as a captive insurance company. Premiums for workers' compensation and general liability insurance are paid by the Company to a commercial insurance carrier. After deducting pre-determined fees for administration, claims processing and taxes, the carrier remits the net premiums to Ashmont pursuant to a re-insurance agreement. Ashmont, as re-insurer, then reimburses the carrier for insurance losses paid on a monthly basis. Net insurance premiums received by Ashmont pursuant to this arrangement aggregated $8.1 million for fiscal 1999. Workers' compensation insurance premiums are based on statutory rates within the states that the Company operates, adjusted for the Company's claims experience; accordingly, management believes that these insurance premiums are consistent with the premiums that would be paid for comparable insurance coverage obtained on an arm's-length basis.

     The Company holds notes receivable, including notes receivable from stock sales, aggregating approximately $1,282,000 from four of its shareholders consisting primarily of demand notes that bear interest at an average Applicable Federal Rate (5.00% at June 27, 1999). Interest receivables related to those notes were approximately $241,000 at June 27, 1999. During fiscal 1999, the Company forgave $72,000 of the principal amount of such notes on account of the continued employment of one of the shareholders.

     The Company leases certain office space from an affiliated company. The agreement commenced on July 1, 1995 and will be effective for a term of five years and five months. Approximate future minimum payments under this lease were $51,800 per year from July 1996 through June 1998, and $57,000 per year from July 1998 through November 2000. Such amounts are included in Note 7 of Notes to Consolidated Financial Statements.

     On September 30, 1998, the Company entered into an agreement to lease certain equipment from an affiliate. The monthly payments are $90,000 and the lease expires in September 2002. Total payments made by the Company under this lease were $810,000 for fiscal 1999. The Company is responsible for all costs and expenses of owning, operating and maintaining the equipment. These lease payments are included in Note 7 of Notes to Consolidated Financial Statements.

     In fiscal 1999, the Company paid consulting fees of $58,000 to Leonard Lynch, Chairman of the Advisory Board.

     In connection with the Ogden Acquisition in June 1996, the Company borrowed $3.0 million from the Company's shareholders. The notes bore interest at 15%, which was payable in-kind until the notes were to mature in October 2001. The Company used a portion of the net proceeds of the Notes Offering to repay such notes, including accrued interest. In addition, upon the repayment of the Ogden Note, Steven C. Kletjian, the Company's Chief Executive Officer and principal shareholder, was released from a limited recourse guarantee of the Ogden Note and the pledge of Mr. Kletjian's shares of Ashmont which secured such guarantee.

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


                                     PART IV

     ITEM. 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this Report:

          1. Financial Statements are listed in the Index to Financial Statements contained in Item 8 of this Report.
          2. Financial Statement Schedules, to the extent required, appear in subsection (d) below.
          3.   Exhibits are listed in subsection (c) below.

     (b)  Reports on Form 8-K:

          None

     (c)  Exhibits:

     EXHIBIT                                       DESCRIPTION
     NUMBER                                        -----------
     ------
      3.1(a)      Amended Declaration of Trust of UNICCO Service Company

      3.2(a)      Certificate of Incorporation of UNICCO Finance Corp.

      3.3(a)      By-laws of UNICCO Service Company

      3.4(a)      By-laws of UNICCO Finance Corp.

      3.5(a)      Articles of Organization of USC, Inc.

      3.6(a)      Certificate of Incorporation of UNICCO Government Services,
                  Inc.

      3.7(a)      By-laws of USC, Inc.

      3.8(a)      By-laws of UNICCO Government Services, Inc.

      4.1(a) Indenture dated October 17, 1997 among UNICCO Service Company, UNICCO Finance Corp., the Guarantors party thereto and State Street Bank and Trust Company, as Trustee

      4.2(b)      First Supplemental Indenture and Guarantee

      4.3(c)      Second Supplemental Indenture and Guarantee

      4.4(a)      Form of Notes (included in Exhibit 4.1)

      4.5(a)      Form of Guaranty (included in Exhibit 4.1)

     10.1(a) Amended and Restated Revolving Credit Agreement dated as of October 17, 1997 by and among BankBoston, N.A. and other banks party thereto, and UNICCO Service Company, USC, Inc., UNICCO Finance Corp., UNICCO Security Services, Inc. and UNICCO Government Services, Inc.

     10.2(d) Modification No. 1 dated as of March 31, 1998 to Amended and Restated Revolving Credit Agreement

     10.3(d) Second Amendment dated as of June 30, 1998 to Amended and Restated Revolving Credit Agreement

     10.4(c) Third Amendment dated as of December 28, 1998 to Amended and Restated Revolving Credit Agreement

     10.5(a) Share Purchase Agreement with George A. Keches dated June 20, 1996 and Amendment No. 1 to Share Purchase Agreement dated February 2, 1998

     10.6(a) Share Purchase Agreement with John C. Feitor dated July 1, 1989 and Amendment No. 1 to Share Purchase Agreement dated February 2, 1998

     10.7(a) Note Purchase Agreement dated June 28, 1996 by and among Massachusetts Capital Resource Company and UNICCO Service Company, USC, Inc., UNICCO Security Services, Inc. and UNICCO Government Services, Inc., as amended by First Amendment to Note Purchase Agreement dated October 17, 1997

     10.8(c) Waiver and Second Amendment to Note Purchase Agreement dated as of December 28, 1998

     10.9(e) Stock Purchase Agreement for the Acquisition of UNICCO Security Services, Inc. dated as of October 26, 1998 with Argenbright Security, Inc.

     10.10(c) First Amendment to Stock Purchase Agreement dated as of December 11, 1998

     10.11(f)     UNICCO Service Company Deferred Compensation Plan

     21.1(c)      Subsidiaries of the Registrant

     23.1(c)      Consent of PricewaterhouseCoopers LLP

     27.1(c)      Financial Data Schedule


----------
(a) Incorporated by reference to the Company's Form S-4 Registration Statement declared effective by the Commission on February 6, 1998 (File No. 333-42407).
(b) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.
(c)  Filed herewith.
(d) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998.
(e) Incorporated by reference to the Company's Current Report on Form 8-K filed November 2, 1998.
(f) Incorporated by reference to the Company's Form S-8 Registration Statement filed July 8, 1999. (File No. 333-82445)

(d)  - Financial statement schedules

           SCHEDULE I -VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                        YEAR ENDED JUNE 27, 1999
                                                        ------------------------


                                                           CHARGED TO COSTS
                                      BEGINNING             AND EXPENSES          DEDUCTIONS/       ENDING BALANCE
            DESCRIPTION                BALANCE             ----------------       ADJUSTMENT        --------------
            -----------              ----------                                   -----------

Allowance for doubtful accounts      $   2,010                 $    998           $    (541)          $    2,467
                                     =========                 ========           ==========          ==========




                                                        YEAR ENDED JUNE 28, 1998
                                                        ------------------------


                                                           CHARGED TO COSTS
                                      BEGINNING              AND EXPENSES         DEDUCTIONS/       ENDING BALANCE
            DESCRIPTION                BALANCE             ----------------       ADJUSTMENTS       --------------
            -----------              ----------                                   -----------

Allowance for doubtful accounts      $   1,561                 $  1,166           $    (717)          $    2,010
                                     =========                 ========           =========           ==========




                                                        YEAR ENDED JUNE 29, 1997
                                                        ------------------------


                                                           CHARGED TO COSTS
                                      BEGINNING              AND EXPENSES         DEDUCTIONS/       ENDING BALANCE
            DESCRIPTION                BALANCE             ----------------       ADJUSTMENTS       --------------
            -----------               ---------                                   -----------

Allowance for doubtful accounts      $     239                 $  1,336           $     (14)          $    1,561
                                     =========                 ========           =========           ==========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           UNICCO SERVICE COMPANY


Dated:  September 25, 1999                 By:  /s/ Steven C. Kletjian
                                              -------------------------------
                                                Steven C. Kletjian
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       /s/ Steven C. Kletjian                      Chief Executive Officer            September 25, 1999
--------------------------------------------        and Chairman of the
       Steven C. Kletjian                           Board of Trustees

       /s/ George A. Keches                        Executive Vice President,          September 25, 1999
--------------------------------------------        Chief Financial Officer
       George A. Keches                             and Treasurer

       /s/ Richard J. Kletjian                     Trustee                            September 25, 1999
--------------------------------------------
       Richard J. Kletjian

       /s/ Robert P. Kletjian                      Trustee                            September 25, 1999
--------------------------------------------
       Robert P. Kletjian

       /s/ Sharkay Kletjian                        Trustee                            September 25, 1999
--------------------------------------------
       Sharkay Kletjian

                                 EXHIBIT INDEX


     EXHIBIT                        DESCRIPTION
     NUMBER                         -----------
     ------
      3.1(a)      Amended Declaration of Trust of UNICCO Service Company

      3.2(a)      Certificate of Incorporation of UNICCO Finance Corp.

      3.3(a)      By-laws of UNICCO Service Company

      3.4(a)      By-laws of UNICCO Finance Corp.

      3.5(a)      Articles of Organization of USC, Inc.

      3.6(a)      Certificate of Incorporation of UNICCO Government Services,
                  Inc.

      3.7(a)      By-laws of USC, Inc.

      3.8(a)      By-laws of UNICCO Government Services, Inc.

      4.1(a) Indenture dated October 17, 1997 among UNICCO Service Company, UNICCO Finance Corp., the Guarantors party thereto and State Street Bank and Trust Company, as Trustee

      4.2(b)      First Supplemental Indenture and Guarantee

      4.3(c)      Second Supplemental Indenture and Guarantee

      4.4(a)      Form of Notes (included in Exhibit 4.1)

      4.5(a)      Form of Guaranty (included in Exhibit 4.1)

     10.1(a) Amended and Restated Revolving Credit Agreement dated as of October 17, 1997 by and among BankBoston, N.A. and other banks party thereto, and UNICCO Service Company, USC, Inc., UNICCO Finance Corp., UNICCO Security Services, Inc. and UNICCO Government Services, Inc.

     10.2(d) Modification No. 1 dated as of March 31, 1998 to Amended and Restated Revolving Credit Agreement

     10.3(d) Second Amendment dated as of June 30, 1998 to Amended and Restated Revolving Credit Agreement

     10.4(c) Third Amendment dated as of December 28, 1998 to Amended and Restated Revolving Credit Agreement

     10.5(a) Share Purchase Agreement with George A. Keches dated June 20, 1996 and Amendment No. 1 to Share Purchase Agreement dated February 2, 1998

     10.6(a) Share Purchase Agreement with John C. Feitor dated July 1, 1989 and Amendment No. 1 to Share Purchase Agreement dated February 2, 1998

     10.7(a) Note Purchase Agreement dated June 28, 1996 by and among Massachusetts Capital Resource Company and UNICCO Service Company, USC, Inc., UNICCO Security Services, Inc. and UNICCO Government Services, Inc., as amended by First Amendment to Note Purchase Agreement dated October 17, 1997

     10.8(c) Waiver and Second Amendment to Note Purchase Agreement dated as of December 28, 1998

     10.9(e) Stock Purchase Agreement for the Acquisition of UNICCO Security Services, Inc. dated as of October 26, 1998 with Argenbright Security, Inc.

     10.10(c) First Amendment to Stock Purchase Agreement dated as of December 11, 1998

     10.11(f)     UNICCO Service Company Deferred Compensation Plan

     21.1(c)      Subsidiaries of the Registrant

     23.1(c)      Consent of PricewaterhouseCoopers LLP

     27.1(c)      Financial Data Schedule

----------
(a) Incorporated by reference to the Company's Form S-4 Registration Statement declared effective by the Commission on February 6, 1998 (File No. 333-42407).
(b) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.
(c)  Filed herewith.
(d) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998.
(e) Incorporated by reference to the Company's Current Report on Form 8-K filed November 2, 1998.
(f) Incorporated by reference to the Company's Form S-8 Registration Statement filed July 8, 1999. (File No. 333-82445)