Form 10-Q
period 1999-09-26
UNICCO SERVICE CO
filed 1999-11-10
CIK 1050011

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1999            COMMISSION FILE
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

                             UNICCO SERVICE COMPANY

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 26, 1999


                                TABLE OF CONTENTS

                                                                                                          PAGE
PART I.        Financial Information

ITEM 1.        Financial Statements:

                     Condensed Consolidated Statements of Income and
                     Comprehensive Income for the 3 three months ended September
                     26, 1999 and September 27, 1998 (unaudited)

                     Condensed Consolidated Balance Sheets at September 26, 1999 (unaudited) and           4
                     June 27, 1998

                     Condensed Consolidated Statements of Cash Flows for the three months ended            5
                     September 26, 1999 and September 27, 1998 (unaudited)

                     Notes to Condensed Consolidated Financial Statements                                  6

ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations       12

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk                                  15

PART II.       Other Information                                                                           16

               Signatures                                                                                  17


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             UNICCO SERVICE COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                     --------------------------------------
                                                     SEPTEMBER 26,            SEPTEMBER 27,
                                                         1999                      1998
                                                     -------------            -------------


Service revenues ...................................    $ 135,466                 $ 122,791

Cost of service revenues ...........................      119,542                   108,311
                                                        ---------                 ---------
   Gross profit ....................................       15,924                    14,480

Selling, general and administrative expenses .......       10,883                     9,221

Amortization of intangible assets ..................        1,020                     1,082
                                                        ---------                 ---------
   Operating income ................................        4,021                     4,177

Interest income ....................................          361                       161

Interest expense ...................................       (2,958)                   (2,985)
                                                        ---------                 ---------
   Income from continuing operations before
    income taxes ...................................        1,424                     1,353

Provision for income taxes .........................          344                       232
                                                        ---------                 ---------
Income from continuing operations ..................        1,080                     1,121

Discontinued operations:

Income from discontinued operations,
  net of tax of $13 ................................           --                       727
                                                        ---------                 ---------
Net income .........................................    $   1,080                 $   1,848
                                                        =========                 =========






         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         SEPTEMBER 26,
                                                                             1999                 JUNE 27,
                                                                          (UNAUDITED)               1999
                                                                         -------------            --------
ASSETS
Current assets:
  Cash and cash equivalents ..........................................    $  26,848              $  24,938
  Accounts receivable, less reserves of $2,507 and $2,467 ............       50,657                 48,781
  Unbilled receivables ...............................................       23,109                 25,158
  Other current assets ...............................................        3,704                  5,139
                                                                          ---------              ---------
      Total current assets ...........................................      104,318                104,016
                                                                          ---------              ---------

Property and equipment, at cost ......................................       17,713                 17,021
  Less - accumulated depreciation and amortization ...................       11,956                 11,607
                                                                          ---------              ---------
                                                                              5,757                  5,414
                                                                          ---------              ---------

Notes receivable and accrued interest from officers ..................        1,127                  1,210
Intangible assets, net of amortization ...............................       42,556                 43,596
Other assets, net ....................................................        5,581                  5,648
                                                                          ---------              ---------

                                                                             49,264                 50,454
                                                                          ---------              ---------
                                                                          $ 159,339              $ 159,884
                                                                          =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
  Accounts payable ...................................................        6,698                  8,372
  Accrued payroll and payroll-related expenses .......................       16,734                 18,840
  Deferred income taxes ..............................................        2,214                  2,214
  Other accrued expenses .............................................        9,488                  6,947
                                                                          ---------              ---------
      Total current liabilities ......................................       35,134                 36,373
                                                                          ---------              ---------

Long-term liabilities:
  Long-term debt, less current portion ...............................      109,355                109,592
  Other long-term liabilities ........................................          227                    160
                                                                          ---------              ---------
      Total long-term liabilities ....................................      109,582                109,752
                                                                          ---------              ---------

Commitments and Contingencies

Shareholders' equity:
  Common shares ......................................................          378                    378
  Retained earnings ..................................................       15,001                 14,121
  Accumulated other comprehensive income .............................         (182)                  (166)
                                                                          ---------              ---------
                                                                             15,197                 14,333

Less:
Treasury shares at cost ..............................................         (502)                  (502)
Notes receivable from stock sales ....................................          (72)                   (72)
                                                                          ---------              ---------
     Total shareholders' equity ......................................       14,623                 13,759
                                                                          ---------              ---------
                                                                          $ 159,339              $ 159,884
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

                             UNICCO SERVICE COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 THREE MONTHS ENDED
                                                                          --------------------------------
                                                                          SEPTEMBER 26,      SEPTEMBER 27,
                                                                             1999                1998
                                                                          -------------      -------------
Cash flows relating to operating activities:
    Net income ......................................................      $  1,080              $ 1,848
    Adjustments to reconcile net income
        to net cash provided by (used in) operating activities:
        Amortization of intangible assets ...........................         1,020                1,232
        Amortization of debt issue costs and discount ...............           125                  125
        Depreciation and amortization ...............................           535                  499
        Loss on disposals ...........................................           (57)                  (4)

    Changes in assets and liabilities:
        Accounts receivable .........................................        (1,853)              (4,171)
        Unbilled receivables ........................................         2,047               (1,238)
        Other current assets ........................................         1,420                  288
        Other long-term assets ......................................           (48)                (190)
        Cash overdraft ..............................................            --                1,479
        Accounts payable ............................................        (1,701)                (161)
        Accrued expenses and other current liabilities ..............           452                 (449)
        Other long-term liabilities .................................            67                 (103)
        Other .......................................................            24                   39
                                                                           --------              -------

        Net cash provided by (used in) operating activities .........         3,111                 (806)
                                                                           --------              -------

Cash flows relating to investing activities:
    Acquisition .....................................................            --               (4,436)
    Purchases of property and equipment, net ........................          (926)                (495)
    Proceeds from sale of property and equipment ....................            94                   19
    Payments received for notes receivable from officers, net .......            83                   --
                                                                           --------              -------
        Net cash used in investing activities .......................          (749)              (4,912)
                                                                           --------              -------

Cash flows relating to financing activities:
    Payments of debt ................................................          (250)                  --
    Distributions to shareholders ...................................          (200)                (200)
                                                                           --------              -------
        Net cash used in financing activities .......................          (450)                (200)
                                                                           --------              -------

Effect of exchange rate changes on cash and cash equivalents ........            (2)                 (37)
                                                                           --------              -------

Net increase (decrease) in cash and cash equivalents ................         1,910               (5,955)

Cash and cash equivalents, beginning of period ......................        24,938                9,151
                                                                           --------              -------

Cash and cash equivalents, end of period ............................      $ 26,848              $ 3,196
                                                                           ========              =======




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 26, 1999

(1) INTERIM FINANCIAL STATEMENTS

These condensed consolidated financial statements include the accounts of UNICCO Service Company ("UNICCO" or the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position of the Company and its subsidiaries at September 26, 1999 and the results of their operations and their cash flows for the three month periods ended September 26, 1999 and September 27, 1998, respectively.

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as allowed by Regulation S-X, Article
10. Results for any interim period are not necessarily indicative of results to be anticipated for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended June 27, 1999 in its Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

(2)      COMPREHENSIVE INCOME

The components of comprehensive income for the three-month periods ended September 26, 1999 and September 27, 1998 are set forth below:

                                                        (UNAUDITED)
                                                        IN THOUSANDS
                                    -----------------------------------------------------
                                      FOR THE THREE MONTHS         FOR THE THREE MONTHS
                                    ENDED SEPTEMBER 26, 1999     ENDED SEPTEMBER 27, 1998
                                    -------------------------   -------------------------

Net income                                   $   1,080               $   1,848
Other comprehensive income-
Foreign currency translation adjustment            (16)                    (36)
                                             ---------               ---------

Comprehensive income                         $   1,064               $   1,812
                                             =========               =========

(3)  SEGEMENT INFORMATION

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

                                    NET REVENUE FROM                        LONG-LIVED
                                  CONTINUING OPERATIONS                       ASSETS
                             --------------------------------
                                                                   --------------- --------------
                              FOR THE THREE   FOR THE THREE            AS OF           AS OF
                              MONTHS ENDED     MONTHS ENDED        SEPTEMBER 26,     JUNE 27,
                              SEPTEMBER 26,   SEPTEMBER 27,             1999           1999
                                  1999             1998
                             ---------------- ---------------      --------------- --------------
By Geographic Area
   United States              $  122,926        $  111,857           $  45,245       $  46,331
   Canada                         12,540            10,934               4,019           4,123
                              ----------        ----------           ---------       ---------

Consolidated                  $  135,466        $  122,791           $  49,264       $  50,454
                              ==========        ==========           =========       =========


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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - (IN THOUSANDS)

                                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 26, 1999 (UNAUDITED)
                                                        ----------------------------------------------------------------------------
                                                                                        NONGUARANTOR
                                                                         GUARANTOR       SUBSIDIARY                     CONSOLIDATED
                                                           UNICCO       SUBSIDIARIES        UFSCC      ELIMINATIONS         TOTAL
                                                        ----------------------------------------------------------------------------
Service revenues .................................       $ 113,699        $  9,227        $ 12,540        $     --        $ 135,466
Cost of service revenues .........................         100,255           8,125          11,162              --          119,542
                                                         ---------        --------        --------        --------        ---------
  Gross profit ...................................          13,444           1,102           1,378              --           15,924
Selling, general and administrative
  expenses .......................................           9,850             306             727              --           10,883
Amortization of intangible assets ................             848              97              75              --            1,020
                                                         ---------        --------        --------        --------        ---------
  Operating income ...............................           2,746             699             576              --            4,021
Interest income ..................................             345              --              16              --              361
Interest expense .................................          (2,809)             --            (149)             --           (2,958)
                                                         ---------        --------        --------        --------        ---------
Income from operations before income
  taxes ..........................................             282             699             443              --            1,424
Provision for income taxes .......................              42              25             277              --              344
                                                         ---------        --------        --------        --------        ---------
Income from operations before equity in
  net earnings of subsidiaries ...................             240             674             166              --            1,080
Equity in net earnings of subsidiaries ...........             840              35              --            (875)              --
                                                         ---------        --------        --------        --------        ---------

Net income .......................................       $   1,080        $    709        $    166        $   (875)       $   1,080
                                                         =========        ========        ========        ========        =========


                                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 27, 1998 (UNAUDITED)
                                                        ----------------------------------------------------------------------------
                                                                                        NONGUARANTOR
                                                                         GUARANTOR       SUBSIDIARY                     CONSOLIDATED
                                                           UNICCO       SUBSIDIARIES        UFSCC      ELIMINATIONS         TOTAL
                                                        ----------------------------------------------------------------------------
Service revenues .................................       $ 103,894        $ 10,934        $  7,963        $     --        $ 122,791
Cost of service revenues .........................          92,001           9,232           7,078              --          108,311
                                                         ---------        --------        --------        --------        ---------
  Gross profit ...................................          11,893           1,702             885              --           14,480

Selling, general and administrative
  expenses .......................................           8,255             465             501              --            9,221
Amortization of intangible assets ................             909             127              46              --            1,082
                                                         ---------        --------        --------        --------        ---------
  Operating income ...............................           2,729           1,110             338              --            4,177
Interest income ..................................             144               2              15              --              161
Interest expense .................................          (2,868)            (20)            (97)             --           (2,985)
                                                         ---------        --------        --------        --------        ---------
Income from continuing operations before
  income taxes ...................................               5           1,092             256              --            1,353
Provision for income taxes .......................              --              50             182              --              232
                                                         ---------        --------        --------        --------        ---------
Income from continuing operations before
  equity in net earnings of subsidiaries .........               5           1,042              74              --            1,121
Equity in net earnings of subsidiaries ...........           1,843              15              --          (1,858)              --
                                                         ---------        --------        --------        --------        ---------

Income from continuing operations ................           1,848           1,057              74          (1,858)           1,121
Discontinued operations:
Income from discontinued operations, net
of tax of $13 ....................................              --             727              --              --              727
                                                         ---------        --------        --------        --------        ---------
Net income .......................................       $   1,848        $  1,784        $     74        $ (1,858)       $   1,848
                                                         =========        ========        ========        ========        =========


CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)

                                                                            SEPTEMBER 26, 1999 (UNAUDITED)
                                                        ----------------------------------------------------------------------------
                                                                                        NONGUARANTOR
                                                                         GUARANTOR       SUBSIDIARY -                   CONSOLIDATED
                                                           UNICCO       SUBSIDIARIES        UFSCC      ELIMINATIONS         TOTAL
                                                        ----------------------------------------------------------------------------
Assets
Current assets:
Cash and cash equivalents ............................    $  25,774       $     12       $  1,490       $    (428)      $  26,848
Accounts receivable, less reserve of
$2,507 ...............................................       38,836          6,477          5,344              --          50,657
Unbilled receivables .................................       20,600          2,393            116              --          23,109
Intercompany receivable (payable) ....................        5,845            460         (6,305)             --               0
Other current assets .................................        2,815             61            828              --           3,704
                                                          ---------       --------       --------       ---------       ---------
         Total current assets ........................       93,870          9,403          1,473            (428)        104,318
                                                          ---------       --------       --------       ---------       ---------
Property and equipment, at cost ......................       14,229            973          2,511              --          17,713
Less - accumulated depreciation and amortization......       10,342            807            807              --          11,956
                                                          ---------       --------       --------       ---------       ---------
    Net property and equipment .......................        3,887            166          1,704              --           5,757
                                                          ---------       --------       --------       ---------       ---------
Due from (to) affiliates .............................       14,509           (620)            --         (13,889)             --
Investment in subsidiary .............................       15,628            704             --         (16,332)             --
Notes receivable and accrued interest from
officers .............................................        1,127             --             --              --           1,127
Intangible assets, net of amortization ...............       34,463          4,105          3,988              --          42,556
Other assets, net ....................................        5,550             --             31              --           5,581
                                                          ---------       --------       --------       ---------       ---------
                                                             71,277          4,189          4,019         (30,221)         49,264
                                                          ---------       --------       --------       ---------       ---------
                                                          $ 169,034       $ 13,758       $  7,196       $ (30,649)      $ 159,339
                                                          =========       ========       ========       =========       =========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft .......................................    $      --       $    428       $     --       $    (428)      $      --
Accounts payable .....................................        5,301            446            951              --           6,698
Accrued payroll and payroll-related expenses .........       14,176            611          1,947              --          16,734
Deferred income taxes ................................        2,059            155             --              --           2,214
Other accrued expenses ...............................        8,254            106          1,128              --           9,488
                                                          ---------       --------       --------       ---------       ---------
         Total current liabilities ...................       29,790          1,746          4,026            (428)         35,134
                                                          ---------       --------       --------       ---------       ---------

Long-term liabilities:
Long-term debt, less current portion .................      109,355             --             --              --         109,355
Other long-term liabilities ..........................          227             --             --              --             227
                                                          ---------       --------       --------       ---------       ---------
         Total long-term liabilities .................      109,582             --             --              --         109,582
                                                          ---------       --------       --------       ---------       ---------

Commitments and Contingencies

Shareholders' equity .................................       30,236         12,012          3,170         (30,221)         15,197
Less treasury shares at cost .........................         (502)            --             --              --            (502)
Less notes receivable from stock sales ...............          (72)            --             --              --             (72)
                                                          ---------       --------       --------       ---------       ---------
         Total shareholders' equity ..................       29,662         12,012          3,170         (30,221)         14,623
                                                          ---------       --------       --------       ---------       ---------
                                                          $ 169,034       $ 13,758       $  7,196       $ (30,649)      $ 159,339
                                                          =========       ========       ========       =========       =========

CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)

                                                                                     JUNE 27, 1999
                                                        ----------------------------------------------------------------------------
                                                                                        NONGUARANTOR
                                                                         GUARANTOR       SUBSIDIARY -                 CONSOLIDATED
                                                           UNICCO       SUBSIDIARIES        UFSCC      ELIMINATIONS       TOTAL
                                                        ----------------------------------------------------------------------------
Assets
Current assets:
Cash and cash equivalents .........................      $  24,002       $     13       $  1,205       $    (282)      $  24,938
Accounts receivable, less reserve of $2,467  ......         39,294          3,777          5,710              --          48,781
Unbilled receivables ..............................         23,253          1,783            122              --          25,158
Intercompany receivable (payable) .................          2,694          3,483         (6,177)             --              --
Other current assets ..............................          4,252             61            826              --           5,139
                                                         ---------       --------       --------       ---------       ---------
         Total current assets .....................         93,495          9,117          1,686            (282)        104,016
                                                         ---------       --------       --------       ---------       ---------
Property and equipment, at cost ...................         14,224            278          2,519              --          17,021
Less -accumulated depreciation and amortization ...         10,714            180            713              --          11,607
                                                         ---------       --------       --------       ---------       ---------
     Net property and equipment ...................          3,510             98          1,806              --           5,414
                                                         ---------       --------       --------       ---------       ---------
Due from (to) affiliates ..........................         14,509           (620)            --         (13,889)             --
Investment in subsidiary ..........................         14,788            669             --         (15,457)             --
Notes receivable and accrued interest from
officers ..........................................          1,210             --             --              --           1,210
Intangible assets, net of amortization ............         35,311          4,202          4,083              --          43,596
Other assets, net .................................          5,608             --             40              --           5,648
                                                         ---------       --------       --------       ---------       ---------
                                                            71,426          4,251          4,123         (29,346)         50,454
                                                         ---------       --------       --------       ---------       ---------
                                                         $ 168,431       $ 13,466       $  7,615       $ (29,628)      $ 159,884
                                                         =========       ========       ========       =========       =========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft ....................................      $      --       $    282       $     --       $    (282)      $      --
Accounts payable ..................................          5,886          1,060          1,426              --           8,372
Accrued payroll and  payroll-related expenses .....         15,936            579          2,325              --          18,840
Deferred income taxes .............................          2,059            155             --              --           2,214
Other accrued expenses ............................          6,016             87            844              --           6,947
                                                         ---------       --------       --------       ---------       ---------
         Total current liabilities ................         29,897          2,163          4,595            (282)         36,373
                                                         ---------       --------       --------       ---------       ---------
Long-term liabilities:
Long-term debt ....................................        109,592             --             --              --         109,592
Other long-term liabilities .......................            160             --             --              --             160
                                                         ---------       --------       --------       ---------       ---------
         Total long-term liabilities ..............        109,752             --             --              --         109,752
                                                         ---------       --------       --------       ---------       ---------

Commitments and Contingencies

Shareholders' equity ..............................         29,356         11,303          3,020         (29,346)         14,333
Less treasury shares at cost ......................           (502)            --             --              --            (502)
Less notes receivable from stock sales ............            (72)            --             --              --             (72)
                                                         ---------       --------       --------       ---------       ---------
         Total shareholders' equity ...............         28,782         11,303          3,020         (29,346)         13,759
                                                         ---------       --------       --------       ---------       ---------
                                                         $ 168,431       $ 13,466       $  7,615       $ (29,628)      $ 159,884
                                                         =========       ========       ========       =========       =========




CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)

                                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 26, 1999 (UNAUDITED)
                                                        ----------------------------------------------------------------------------
                                                                                        NONGUARANTOR
                                                                         GUARANTOR       SUBSIDIARY -                 CONSOLIDATED
                                                           UNICCO       SUBSIDIARIES        UFSCC      ELIMINATIONS       TOTAL
                                                        ----------------------------------------------------------------------------
Cash flows relating to operating activities:
   Net income ......................................    $  1,080       $   709          $   166           (875)         $  1,080
   Net earnings from equity investment .............        (840)          (35)              --            875                --
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Amortization of intangible assets ............         848            97               75             --             1,020
      Amortization of debt issue costs and discount.         125            --               --             --               125
      Depreciation and amortization ................         424            19               92             --               535
      Loss on disposals ............................         (50)           (7)              --             --               (57)

      Changes in assets and liabilities:
        Accounts receivable ........................         457        (2,699)             389             --            (1,853)
        Unbilled receivables .......................       2,653          (612)               6             --             2,047
        Intercompany receivable (payable) ..........      (3,151)        3,023              152            (24)               --
        Other current assets .......................       1,437            (1)             (16)            --             1,420
        Other long-term assets .....................         (55)           --                7             --               (48)
        Cash overdraft .............................          --           146               --           (146)               --
        Accounts payable ...........................        (584)         (613)            (504)            --            (1,701)
        Accrued expenses and other current
          liabilities ..............................         477            52              (77)            --               452
        Other long-term liabilities ................          67            --               --             --                67
        Other ......................................           1            (1)              --             24                24
                                                        --------       -------          -------          -----          --------
      Net cash provided by operating activities ....       2,889            78              290           (146)            3,111
                                                        --------       -------          -------          -----          --------

Cash flows relating to investing activities:
    Purchase of property and equipment, net ........        (837)          (86)              (3)            --              (926)

   Proceeds from sale of property and equipment ....          87             7               --             --                94
   Payments received for notes receivable from
   officers, net ...................................          83            --               --             --                83
                                                        --------       -------          -------          -----          --------
      Net cash used in investing activities ........        (667)          (79)              (3)            --              (749)
                                                        --------       -------          -------          -----          --------

Cash flows relating to financing activities:
   Payment on debt .................................        (250)           --               --             --              (250)
   Distribution to shareholders ....................        (200)           --               --             --              (200)
                                                        --------       -------          -------          -----          --------
      Net cash used in financing activities ........        (450)           --               --             --              (450)
                                                        --------       -------          -------          -----          --------

Effect of exchange rate changes on cash and
   cash equivalents ................................          --            --               (2)            --                (2)
                                                        --------       -------          -------          -----          --------
Net increase (decrease) in cash and cash equivalents.      1,772            (1)             285           (146)            1,910
Cash and cash equivalents, beginning of period .....      24,002            13            1,205           (282)           24,938
                                                        --------       -------          -------          -----          --------
Cash and cash equivalents, end of period ...........    $ 25,774       $    12          $ 1,490          $(428)         $ 26,848
                                                        ========       =======          =======          =====          ========


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)

                                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 27, 1998 (UNAUDITED)
                                                        ----------------------------------------------------------------------------
                                                                                        NONGUARANTOR
                                                                         GUARANTOR       SUBSIDIARY -                 CONSOLIDATED
                                                           UNICCO       SUBSIDIARIES        UFSCC      ELIMINATIONS       TOTAL
                                                        ----------------------------------------------------------------------------
Cash flows relating to operating activities:
   Net income (loss) ...............................      $ 1,848       $ 1,784       $    74          (1,858)        $ 1,848
   Net earnings from equity investment .............       (1,843)          (15)           --           1,858              --
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
      Amortization of intangible assets ............          909           277            46              --           1,232
      Amortization of debt issue costs and
       discount ....................................          125            --            --              --             125
      Depreciation and amortization ................          413            66            20              --             499
      Loss on disposals ............................           (4)           --            --              --              (4)

      Changes in assets and liabilities:
        Accounts receivable ........................       (2,708)         (973)         (490)             --          (4,171)
        Unbilled receivables .......................       (1,307)           20            49              --          (1,238)
        Intercompany receivable (payable) ..........       (2,788)       (1,427)        4,254             (39)             --
        Other current assets .......................          315           (41)           14              --             288
        Other long-term assets .....................         (234)           47            (3)             --            (190)
        Cash overdraft .............................          340          (106)           --           1,245           1,479
        Accounts payable ...........................         (435)         (262)          536              --            (161)
        Accrued expenses and other current
          liabilities ..............................         (601)          376          (224)             --            (449)
        Other long-term liabilities ................         (103)           --            --              --            (103)
        Other ......................................           --            --            --              39              39
                                                          -------       -------       -------         -------         -------
      Net cash provided by (used in) operating
        activities .................................       (6,073)         (254)        4,276           1,245            (806)
                                                          -------       -------       -------         -------         -------

Cash flows relating to investing activities:
   Acquisition .....................................           --            --        (4,436)             --          (4,436)
   Purchase of property and equipment, net .........         (495)           --            --              --            (495)
   Proceeds from sale of property and equipment ....           19            --            --              --              19
                                                          -------       -------       -------         -------         -------
      Net cash used in investing activities ........         (476)           --        (4,436)             --          (4,912)
                                                          -------       -------       -------         -------         -------

Cash flows relating to financing activities:
   Distribution to shareholders ....................         (200)           --            --              --            (200)
                                                          -------       -------       -------         -------         -------
      Net cash used in financing activities ........         (200)           --            --              --            (200)
                                                          -------       -------       -------         -------         -------

Effect of exchange rate changes on cash and
   cash equivalents ................................           --            --           (37)             --             (37)
                                                          -------       -------       -------         -------         -------
Net increase (decrease) in cash and cash
equivalents ........................................       (6,749)         (254)         (197)          1,245          (5,955)
Cash and cash equivalents, beginning of period .....        9,089           300         1,007          (1,245)          9,151
                                                          -------       -------       -------         -------         -------
Cash and cash equivalents, end of period ...........      $ 2,340       $    46       $   810         $    --         $ 3,196
                                                          =======       =======       =======         =======         =======

(5)  LITIGATION

    In the ordinary course of business, the Company is party to various types of litigation. The Company believes that, in the aggregate, the litigation currently pending or threatened will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 26, 1999 AND
SEPTEMBER 27, 1998

    REVENUES Revenues for the first quarter of fiscal 2000, which ended September 26, 1999, were $135.5 million compared to $122.8 million for the first quarter of fiscal 1999, which ended September 27, 1998, an increase of $12.7 million or 10.3%. This increase was primarily attributable to revenue increases in the Company's Canadian operations ($4.6 million) as a result of the September 1, 1998 acquisition of Empire Maintenance Industries, Inc., ("Empire"). The Company also experienced revenue increases in the Northwest Region ($3.1 million), Northeast Region ($2.9 million), Southeast Region ($1.4 million), Southwest Region ($1.2 million), Hawaiian Region ($0.4 million) and Eastern Region ($0.3 million) as a result of additional services performed under new and existing contracts. These increases were offset in part by a decrease in revenue in the Midwest region of $1.2 million, where the loss of several contracts outpaced the increase in revenue from new contracts. Management believes that the loss of such contracts is not material to the Company's operations.

    COST OF REVENUES Cost of revenues for the first quarter of fiscal 2000 were $119.5 million, or 88.2% of revenues, compared to $108.3 million, or 88.2% of revenues, for the first quarter of fiscal 1999.

    GROSS PROFIT As a result of the foregoing, gross profit for the first quarter of fiscal 2000 was $15.9 million, or 11.8% of revenues, compared to $14.5 million, which was also 11.8% of revenues, for the comparable period in fiscal 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the first quarter of fiscal 2000 were $10.9 million, or 8.0% of revenues, compared to $9.2 million, or 7.5% of revenues, for the first quarter of fiscal 1999. The increase of $1.7 million was primarily due to the following factors. Salaries, wages and related benefits increased $0.6 million between the comparable periods, primarily due to annual salary increases effective July 1, 1999, the impact of the Empire acquisition and, to a lesser extent, headcount increases necessary to support the expanded size of the business. Bonus and commission accruals increased $0.2 million between the comparable periods due to projected increases in these expenses during fiscal 2000. Vehicle expense increased $0.5 million between the comparable periods, primarily due to incremental lease and maintenance-related expenses for certain transportation equipment. Professional fees, primarily consisting of information systems and general business consulting services, increased $0.3 million between comparable periods.

    AMORTIZATION OF INTANGIBLE ASSETS Amortization expense was $1.0 million in the first quarter of fiscal 2000 and fiscal 1999.

    INCOME FROM OPERATIONS As a result of the foregoing, income from operations for the first quarter of fiscal 1999 was $4.0 million, or 3.0% of revenues, compared to $4.2 million, or 3.4% of revenues for the first quarter of fiscal 1999.

EBITDA As a result of the foregoing, EBITDA for the first quarter of fiscal 2000 was $5.6 million, or 4.1 % of revenues, compared to $ 5.7 million, or 4.6 % of revenues, for the first quarter of fiscal 1999. EBITDA is defined as income from continuing operations before provision for income taxes, interest expense, interest income and depreciation and amortization. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment; (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles; (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

    INTEREST EXPENSE Interest expense for the first quarter of fiscal 2000 was $3.0 million, or 2.2% of revenues, compared to $3.0 million, or 2.4% of revenues, for the first quarter of fiscal 1999.

    INCOME TAXES Provision for income taxes for the first quarter of fiscal 2000 was $0.3 million, or 24% of income before provision for income taxes, compared to $0.2 million, or 17% of income before provision for income taxes, for the first quarter of fiscal 1999. The higher effective tax rate in the first quarter of fiscal 2000 resulted from higher pre-tax income generated by the Canadian operations which is taxed at a higher effective rate.

    NET INCOME As a result of the foregoing, net income for the first quarter of fiscal 2000 was $1.1 million, or 0.8% of revenues, compared to net income of $1.8 million, or 1.5% of revenues, for the first quarter of fiscal 1999. Net income for fiscal 1999 included $727,000 of income from the Company's discontinued security business, which was sold in December 1998.

LIQUIDITY AND CAPITAL RESOURCES

    For the three months ended September 26, 1999, the Company's cash balance increased by $1.9 million, including $3.1 million of net cash provided by operating activities offset by $0.7 million and $0.5 million of net cash used for investing and financing activities, respectively.

Financing activities included a $250,000 payment of principal on the Company's subordinated indebtedness and a shareholder distribution of $200,000. For the three months ended September 27, 1998, net cash used in investing activities was $4.9 million, which consisted primarily of $4.4 million used for the purchase of Empire.

    Capital expenditures were $0.9 million and $0.5 million, respectively, for the three-month periods ended September 1999 and l998. The Company's operations do not generally require material investment in capital assets. The Company expects that its capital expenditure requirements will not increase materially during the next three quarters of fiscal 2000.

    The Company is party to a revolving credit facility (the "Credit Facility") under which the Company may borrow up to $45.0 million for acquisitions, working capital and general corporate purposes, subject to certain conditions. There were no cash borrowings under the Credit Facility as of September 26, 1999. The Credit Facility, the Indenture governing the Company's Senior Subordinated Notes (the "Notes") due 2007 and the terms of the Company's other subordinated indebtedness include certain financial and operating covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, make investments and take other actions. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors.

    As of September 26, 1999, the Company was in violation of one of its financial ratio covenants under the Credit Facility. The Company has obtained a waiver of this violation from the bank group.

    Under the terms of the Indenture governing the Notes, the net proceeds from the December 1998 sale of the Company's security business of $12 million may be used to repay senior debt, make capital expenditures, acquire long-term assets or acquire a controlling interest in another business. As of December 23, 1999, the remaining net proceeds, if any, must be offered to repurchase Notes at a price equal to 100% of the principal amount of the Notes plus accrued interest. To date, the Company has used a portion of the proceeds for capital expenditures and has invested the remaining funds in a money market account pending final application.

    The Company's principal capital requirements are to service the Company's indebtedness, for working capital, to fund acquisitions and, to a lesser extent, to fund capital expenditures. The Company believes that its cash flow from operations, together with its borrowing capacity under the Credit Facility, will be sufficient to meet such requirements as they now exist.

YEAR 2000 COMPLIANCE

   Status of Year 2000 Preparations. The Company's information technology systems are licensed from outside vendors. The Company's principal outside vendor has released an upgrade of the primary software used by the Company to perform its accounting, payroll, accounts payable, invoicing and financial reporting functions. The vendor has represented to the Company that this upgrade is Year 2000 compliant. The Company implemented the software upgrade in March 1999. The Company successfully completed its compliance testing of the upgrade in September of 1999. The Company believes that its primary information technology systems in the United States are Year 2000 compliant. The Company's primary systems at its Canadian subsidiary are not yet Year 2000 compliant. However, the Company has scheduled an upgrade to the existing Canadian system for November 1999 that will be completed by December 1999.

     With respect to non-information technology systems, such as embedded microprocessors in telephones, building systems and Company owned equipment, the Company has completed its review of its potential Year 2000 exposure from these systems. In April 1999, the Company completed its data gathering, identification and risk assessment of business critical issues, and the development of a remediation plan to address business critical issues. A high-level remediation plan has been completed. In addition, detailed remediation plans have been completed for a number of specific functions, including risk management, purchasing and telephone and building systems. The Company expects to complete the remaining portion of the remediation plan in November 1999.

     Costs of Year 2000 Remediation. The Company's Year 2000 remediation costs of approximately $30,000 in the first quarter of fiscal 2000 and $807,000 in fiscal 1999, include costs of acquiring Year 2000 compliant software, hardware and non-information technology equipment (other than replacements that would have been purchased regardless of the Year 2000 issue), and hiring or outsourcing Year 2000 solution providers. The Company's most recent assessment of its total expenditures related to Year 2000 remediation of its primary information technology systems is approximately $960,000. The expensed and projected costs do not include internal costs, as the Company does not separately track the internal costs of the Year 2000 project. Such costs are principally the related payroll costs for the Company's information systems group. Such estimate is subject to change, particularly as a result of uncertainties resulting from the factors described below.

     Year 2000 Risks. The Company does not believe at this time that Year 2000 issues will have a material adverse effect on its financial condition or results of operations. However, there can be no assurance given, as most of the Company's Year 2000 risk is in the hands of third parties. The Company is relying on its principal outside software vendor for remediation of the Company's own systems. In addition, the Company may face exposure to Year 2000 compliance issues affecting its customers, suppliers and other third parties. These parties may not be able to process invoices or purchase orders immediately following January 1, 2000. As part of the Company's Year 2000 risk assessment process, the Company is using questionnaires to systematically survey vendors' operations, in order to identify the status of their Year 2000 compliance and their criticality to the Company's business operations. Approximately 69% of the 3,300 vendors surveyed have completed the questionnaires. Additionally, the Company has sent letters to survey its customers' Year 2000 readiness. These responses have provided only limited assurances regarding Year 2000 matters. The Company cannot control its customers or vendors, and there can be no guarantee that a Year 2000 problem that may originate with a customer or vendor will not materially adversely affect the Company.

     The Company, in the normal course of its business, maintains, services and operates its customers' equipment and building management systems such as energy management, HVAC, access control, elevators and escalators. This equipment and systems may include date-sensitive microprocessors. While management does not believe that Year 2000 remediation of such equipment and systems is the Company's responsibility, there can be no assurance that a customer or building occupant will not attempt to assess liability for any Year 2000 failures against the Company.

     Contingency Plans. The Company has developed contingency plans that address each of the key functional areas. The Company believes that it can secure additional external resources to minimize the likelihood of long-term, material adverse effects in the event that its own and third-party systems experience widespread Year 2000 failures.

GENERAL

    Certain statements contained in this report are forward-looking and represent the Company's expectations or beliefs concerning future events. Without limiting the foregoing, the words "believes," "anticipates," "expects", "will" and similar expressions are intended to identify forward-looking statements. The Company cautions that these and similar statements are subject to risks, uncertainties and assumptions that could cause actual results or events to differ materially from those described in such forward-looking statements. Factors which could cause such differences include the Company's degree of leverage, restrictions in the Company's debt agreements, dependence on key personnel, the short-term nature of the Company's contracts, potential environmental or other liabilities, competitive factors and pricing pressures, assimilation of past or future acquisitions, general economic conditions and the acts of third parties, as well as other factors which are described in the Company's Registration Statement on Form S-4 (File No. 333-42407) and from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information provided below updates that which was previously presented in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the Company's Form 10-K for the fiscal year ended June 27,1999.

    The Company had no outstanding cash balances under its Credit Facility as of September 26, 1999. At September 26, 1999, the Company's outstanding indebtedness consisted of $105.0 million of Senior Subordinated Notes and $4.75 million of a Subordinated Promissory Note with fixed interest rates of 9.875% and 14%, respectively.

      PART II.        OTHER INFORMATION

      ITEM 1.         LEGAL PROCEEDINGS

                      The Company is not involved in any pending legal proceedings other than those arising in the ordinary course of the Company's business. Management believes that the resolution of these matters will not materially affect the Company's financial position or results of operations (see Note 5 to the accompanying Condensed Consolidated Financial Statements).


      ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS

                      Not applicable.

      ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

                      Not applicable.


      ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      Not applicable.

      ITEM 5.         OTHER INFORMATION

                      Not applicable.


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



                            UNICCO SERVICE COMPANY
                            ---------------------------------------------------
                            Registrant


November 10, 1999           By: /s/ Steven C. Kletjian
                                ------------------------------------------------
                                Steven C. Kletjian, President,
                                Chief Executive Officer
                                (Principal Executive Officer)


November 10, 1999           By: /s/ George A. Keches
                                ------------------------------------------------
                                George A. Keches, Vice President -
                                Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)