Form 10-Q
period 1999-12-26
UNICCO SERVICE CO
filed 2000-02-09
CIK 1050011

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 26, 1999               COMMISSION FILE
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

                                YES [*]   NO [ ]


--------------------------------------------------------------------------------

                             UNICCO SERVICE COMPANY

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 26, 1999


                                TABLE OF CONTENTS

                                                                                                          PAGE

PART I.        Financial Information

ITEM 1.        Financial Statements:

                     Condensed Consolidated Statements of Income for the three months and six months       3
                     ended December 26, 1999 and December 27, 1998 (unaudited)

                     Condensed Consolidated Balance Sheets at December 26, 1999 (unaudited) and June       4
                     27, 1999

                     Condensed Consolidated Statements of Cash Flows for the six months ended              5
                     December 26, 1999 and December 27, 1998 (unaudited)

                     Notes to Condensed Consolidated Financial Statements                                  6

ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations       14

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk                                  18

PART II.       Other Information                                                                           19

               Signatures                                                                                  20


                                       2
================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             UNICCO SERVICE COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                             ------------------------------      ------------------------------
                                                             DECEMBER 26,      DECEMBER 27,      DECEMBER 26,      DECEMBER 27,
                                                                 1999              1998              1999              1998
                                                             ------------      ------------      ------------      ------------

          Service revenues ...............................    $ 141,631         $ 130,081         $ 277,097         $ 252,872

          Cost of service revenues .......................      124,910           114,219           244,452           222,530
                                                              ---------         ---------         ---------         ---------

             Gross profit ................................       16,721            15,862            32,645            30,342

          Selling, general and administrative expenses....       10,679            10,475            21,562            19,696

          Amortization of intangible assets ..............        1,022             1,086             2,042             2,168
                                                              ---------         ---------         ---------         ---------

             Operating income ............................        5,020             4,301             9,041             8,478

          Interest income ................................          372                46               733               207

          Interest expense ...............................       (2,885)           (2,907)           (5,843)           (5,892)
                                                              ---------         ---------         ---------         ---------

             Income from continuing operations before
             income taxes ................................        2,507             1,440             3,931             2,793

          Provision for income taxes .....................          326               319               670               551
                                                              ---------         ---------         ---------         ---------

          Income from continuing operations ..............        2,181             1,121             3,261             2,242

          Discontinued operations :

          Income from discontinued operations,
             net of tax of $(25) and $(12) ...............           --               416                --             1,143
                                                              ---------         ---------         ---------         ---------

          Net income before extraordinary item ...........        2,181             1,537             3,261             3,385

          Extraordinary gain, net of tax of $16 ..........          388                --               388                --
                                                              ---------         ---------         ---------         ---------

          Net income .....................................    $   2,569         $   1,537         $   3,649         $   3,385
                                                              =========         =========         =========         =========


   The accompanying notes are an integral part of these condensed consolidated financial statements.


                                       3
================================================================================

                             UNICCO SERVICE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            DECEMBER 26,
                                                                               1999               JUNE 27,
                                                                            (UNAUDITED)             1999
                                                                            ------------          --------
        ASSETS
        Current assets:
          Cash and cash equivalents ...............................          $  22,696           $  24,938
          Accounts receivable, less reserves of $2,793 and $2,467 .             45,355              48,781
          Unbilled receivables ....................................             26,968              25,158
          Other current assets ....................................              3,627               5,139
                                                                             ---------           ---------
              Total current assets ................................             98,646             104,016
                                                                             ---------           ---------

        Property and equipment, at cost ...........................             18,290              17,021
          Less - accumulated depreciation and amortization ........             12,457              11,607
                                                                             ---------           ---------
                                                                                 5,833               5,414
                                                                             ---------           ---------

        Notes receivable and accrued interest from officers .......                701               1,210
        Intangible assets, net of amortization ....................             41,541              43,596
        Other assets, net .........................................              5,350               5,648
                                                                             ---------           ---------

                                                                                47,592              50,454
                                                                             ---------           ---------
                                                                             $ 152,071           $ 159,884
                                                                             =========           =========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities:
          Accounts payable ........................................              6,866               8,372
          Accrued payroll and payroll-related expenses ............             17,629              18,840
          Deferred income taxes ...................................              2,214               2,214
          Other accrued expenses ..................................              7,308               6,947
                                                                             ---------           ---------
              Total current liabilities ...........................             34,017              36,373
                                                                             ---------           ---------

        Long-term liabilities:
          Long-term debt ..........................................            100,599             109,592
          Other long-term liabilities .............................                414                 160
                                                                             ---------           ---------
              Total long-term liabilities .........................            101,013             109,752
                                                                             ---------           ---------

        Commitments and Contingencies

        Shareholders' equity:
          Common shares ...........................................                378                 378
          Retained earnings .......................................             17,370              14,121
          Accumulated other comprehensive income ..................               (133)               (166)
                                                                             ---------           ---------
                                                                                17,615              14,333

        Less:
        Treasury shares at cost ...................................               (502)               (502)
        Notes receivable from stock sales .........................                (72)                (72)
                                                                             ---------           ---------
             Total shareholders' equity ...........................             17,041              13,759
                                                                             ---------           ---------
                                                                             $ 152,071           $ 159,884
                                                                             =========           =========


   The accompanying notes are an integral part of these condensed consolidated financial statements.


                                       4
================================================================================

                             UNICCO SERVICE COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   SIX MONTHS ENDED
                                                                           -------------------------------
                                                                           DECEMBER 26,       DECEMBER 27,
                                                                               1999               1998
                                                                           ------------       ------------

Cash flows relating to operating activities:
    Net income .......................................................       $  3,649           $  3,385
    Adjustments to reconcile net income
        to net cash provided by (used in) operating activities:
        Amortization of intangible assets ............................          2,042              2,467
        Amortization of debt issue costs and discount ................            138                251
        Depreciation and amortization ................................          1,086              1,085
        Loss on disposals ............................................           (101)               (21)
        Extraordinary gain, net of tax ...............................           (388)                --
        Other ........................................................             17                151

    Changes in assets and liabilities:
        Accounts receivable ..........................................          3,394             (7,649)
        Unbilled receivables .........................................         (1,810)              (902)
        Other current assets .........................................          1,495                (36)
        Other long-term assets .......................................           (102)               (62)
        Cash overdraft ...............................................             --              2,081
        Accounts payable .............................................         (1,415)               825
        Accrued expenses and other current liabilities ...............           (760)                (5)
        Other long-term liabilities ..................................            254               (194)
                                                                             --------           --------

        Net cash provided by operating activities ....................          7,499              1,376
                                                                             --------           --------

Cash flows relating to investing activities:
    Purchases of property and equipment, net .........................         (1,560)              (990)
    Proceeds from sale of property and equipment......................            144                 61
    Payments received (increase) for notes receivable from officers...            509               (332)
    Acquisition ......................................................             --             (4,436)
                                                                             --------           --------
        Net cash used in investing activities ........................           (907)            (5,697)
                                                                             --------           --------

Cash flows relating to financing activities:
    Debt prepayment plus accrued interest thereon ....................         (8,424)                --
    Distributions to shareholders ....................................           (400)            (1,152)
                                                                             --------           --------
        Net cash used in financing activities ........................         (8,824)            (1,152)
                                                                             --------           --------

Effect of exchange rate changes on cash and cash equivalents .........            (10)               (19)
                                                                             --------           --------

Net decrease in cash and cash equivalents ............................         (2,242)            (5,492)

Cash and cash equivalents, beginning of period .......................         24,938              9,151
                                                                             --------           --------

Cash and cash equivalents, end of period .............................       $ 22,696           $  3,659
                                                                             ========           ========


   The accompanying notes are an integral part of these condensed consolidated financial statements.


                                       5
================================================================================

                             UNICCO SERVICE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 26, 1999

(1) INTERIM FINANCIAL STATEMENTS

These condensed consolidated financial statements include the accounts of UNICCO Service Company ("UNICCO" or the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial position of the Company and its subsidiaries at December 26, 1999 and the results of their operations and their cash flows for the three and six month periods ended December 26, 1999 and December 27, 1998, respectively.

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

(2) RETIREMENT OF DEBT

     During the three month period ended December 26, 1999, the Company repurchased, through a series of open market transactions, $8.55 million face amount of its Senior Subordinated Notes (the "Notes). The $7.9 million in cash used for the repurchase of the Notes and payment of accrued interest through the date of the repurchase was funded from cash on hand. The Company recorded an extraordinary gain of approximately $0.4 million, net of tax. The gain resulted from the difference between the face amount of such notes and the repurchase price, offset by the write-off of the related unamortized deferred financing costs and bond discount. The Company also made a $0.25 million optional principal payment on the Company's subordinated indebtedness.

(3) COMPREHENSIVE INCOME

The components of comprehensive income for the three-month and six-month periods ended December 26, 1999 and December 27, 1998 are set forth below:

                                                           (UNAUDITED)                       (UNAUDITED)
                                                           IN THOUSANDS                      IN THOUSANDS
                                                  ------------------------------     ------------------------------
                                                  FOR THE THREE    FOR THE THREE     FOR THE SIX       FOR THE SIX
                                                  MONTHS ENDED     MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                                                  DECEMBER 26,     DECEMBER 27,      DECEMBER 26,      DECEMBER 27,
                                                      1999             1998              1999              1998
                                                  -------------    -------------     ------------      ------------

Net income                                          $ 2,569          $ 1,537           $ 3,649           $ 3,385
Other comprehensive income-
   Foreign currency translation adjustment                6             (276)              (10)             (312)
   Marketable securities                                 43               --                43                --
                                                    -------          -------           -------           -------

Comprehensive income                                $ 2,618          $ 1,261           $ 3,682           $ 3,073
                                                    =======          =======           =======           =======


                                       6
================================================================================

(4) SEGMENT INFORMATION

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

                                                   NET REVENUE FROM                                          LONG-LIVED
                                                CONTINUING OPERATIONS                                          ASSETS
                           ------------------------------------------------------------------      ----------------------------
                           FOR THE THREE     FOR THE THREE     FOR THE SIX       FOR THE SIX
                           MONTHS ENDED      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED         AS OF              AS OF
                           DECEMBER 26,      DECEMBER 27,      DECEMBER 26,      DECEMBER 27,      DECEMBER 26,        JUNE 27,
                               1999              1998              1999              1998              1999              1999
                           -------------     -------------     ------------      ------------      ------------        --------
By Geographic Area
   United States            $128,713          $116,470          $251,639          $231,298          $ 47,834          $ 49,939
   Canada                     12,918            13,611            25,458            21,574             5,591             5,929
                            --------          --------          --------          --------          --------          --------

Consolidated                $141,631          $130,081          $277,097          $252,872          $ 53,425          $ 55,868
                            ========          ========          ========          ========          ========          ========


                                       7
================================================================================

(5) CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - (IN THOUSANDS)

                                                              FOR THE THREE MONTHS ENDED DECEMBER 26, 1999 (UNAUDITED)
                                                   ------------------------------------------------------------------------------
                                                                                   NONGUARANTOR
                                                                   GUARANTOR        SUBSIDIARY                       CONSOLIDATED
                                                     UNICCO       SUBSIDIARIES         UFSCC        ELIMINATIONS         TOTAL
                                                     ------       ------------     ------------     ------------     ------------

Service revenues ..............................    $ 119,512        $   9,201        $  12,918        $      --        $ 141,631
Cost of service revenues ......................      104,921            8,336           11,653               --          124,910
                                                   ---------        ---------        ---------        ---------        ---------
  Gross profit ................................       14,591              865            1,265               --           16,721
Selling, general and administrative expenses...        9,617              304              758               --           10,679
Amortization of intangible assets .............          848               97               77               --            1,022
                                                   ---------        ---------        ---------        ---------        ---------
  Operating income ............................        4,126              464              430               --            5,020
Interest income ...............................          354               --               18               --              372
Interest expense ..............................       (2,454)            (274)            (157)              --           (2,885)
                                                   ---------        ---------        ---------        ---------        ---------
Income before provision for income taxes ......        2,026              190              291               --            2,507
Provision for income taxes ....................           77               45              204               --              326
                                                   ---------        ---------        ---------        ---------        ---------
Income before equity in net earnings of
subsidiaries and extraordinary item ...........        1,949              145               87               --            2,181

Equity in net earnings of subsidiaries ........          232               18               --             (250)              --
                                                   ---------        ---------        ---------        ---------        ---------
Net income before extraordinary item ..........        2,181              163               87             (250)           2,181
Extraordinary gain, net of tax of $16 .........          388               --               --               --              388
                                                   ---------        ---------        ---------        ---------        ---------
Net income ....................................    $   2,569        $     163        $      87        $    (250)       $   2,569
                                                   =========        =========        =========        =========        =========


                                                              FOR THE THREE MONTHS ENDED DECEMBER 27, 1998 (UNAUDITED)
                                                   ------------------------------------------------------------------------------
                                                                                      NONGUARANTOR
                                                                      GUARANTOR        SUBSIDIARY                       CONSOLIDATED
                                                        UNICCO       SUBSIDIARIES         UFSCC        ELIMINATIONS         TOTAL
                                                        ------       ------------     ------------     ------------     ------------

Service revenues ..................................   $ 106,166        $  10,304        $  13,611        $      --        $ 130,081
Cost of service revenues ..........................      93,615            8,515           12,089               --          114,219
                                                      ---------        ---------        ---------        ---------        ---------
  Gross profit ....................................      12,551            1,789            1,522               --           15,862
Selling, general and administrative expenses ......       9,179              439              857               --           10,475
Amortization of intangible assets .................         887              129               70               --            1,086
                                                      ---------        ---------        ---------        ---------        ---------
  Operating income ................................       2,485            1,221              595               --            4,301
Interest income ...................................          43               --                3               --               46
Interest expense ..................................      (2,575)            (185)            (147)              --           (2,907)
                                                      ---------        ---------        ---------        ---------        ---------
Income from continuing operations before income
taxes .............................................         (47)           1,036              451               --            1,440
Provision for income taxes ........................          21               45              253               --              319
                                                      ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing operations before
equity in net earnings of subsidiaries ............         (68)             991              198               --            1,121
Equity in net earnings of subsidiaries ............       1,604               42               --           (1,646)              --
                                                      ---------        ---------        ---------        ---------        ---------
Income from continuing operations .................       1,536            1,033              198           (1,646)           1,121
Discontinued operations :
Income from discontinued operations, net
of tax of $(25) ...................................          --              416               --               --              416
                                                      ---------        ---------        ---------        ---------        ---------
Net income ........................................   $   1,536        $   1,449        $     198        $  (1,646)       $   1,537
                                                      =========        =========        =========        =========        =========


                                       8
================================================================================

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - (IN THOUSANDS)


                                                               FOR THE SIX MONTHS ENDED DECEMBER 26, 1999 (UNAUDITED)
                                                   ------------------------------------------------------------------------------
                                                                                   NONGUARANTOR
                                                                   GUARANTOR        SUBSIDIARY                       CONSOLIDATED
                                                     UNICCO       SUBSIDIARIES         UFSCC        ELIMINATIONS         TOTAL
                                                     ------       ------------     ------------     ------------     ------------

Service revenues ..............................    $ 233,211        $  18,428        $  25,458        $      --        $ 277,097
Cost of service revenues ......................      205,176           16,461           22,815               --          244,452
                                                   ---------        ---------        ---------        ---------        ---------
  Gross profit ................................       28,035            1,967            2,643               --           32,645
Selling, general and administrative expenses...       19,467              610            1,485               --           21,562
Amortization of intangible assets .............        1,696              194              152               --            2,042
                                                   ---------        ---------        ---------        ---------        ---------
  Operating income ............................        6,872            1,163            1,006               --            9,041
Interest income ...............................          699               --               34               --              733
Interest expense ..............................       (5,263)            (274)            (306)              --           (5,843)
                                                   ---------        ---------        ---------        ---------        ---------
Income before provision for income taxes ......        2,308              889              734               --            3,931

Provision for income taxes ....................          119               70              481               --              670
                                                   ---------        ---------        ---------        ---------        ---------
Income before equity in net earnings of
subsidiaries and extraordinary item ...........        2,189              819              253               --            3,261

Equity in net earnings of subsidiaries ........        1,072               53               --           (1,125)              --
                                                   ---------        ---------        ---------        ---------        ---------
Net income before extraordinary item ..........        3,261              872              253           (1,125)           3,261
Extraordinary gain, net of tax of $16  ........          388               --               --               --              388
                                                   ---------        ---------        ---------        ---------        ---------
Net income ....................................    $   3,649        $     872        $     253        $  (1,125)       $   3,649
                                                   =========        =========        =========        =========        =========



                                                                    FOR THE SIX MONTHS ENDED DECEMBER 27, 1998 (UNAUDITED)
                                                      ------------------------------------------------------------------------------
                                                                                      NONGUARANTOR
                                                                      GUARANTOR        SUBSIDIARY                       CONSOLIDATED
                                                        UNICCO       SUBSIDIARIES         UFSCC        ELIMINATIONS         TOTAL
                                                        ------       ------------     ------------     ------------     ------------

Service revenues .................................    $ 210,060        $  21,238        $  21,574        $      --        $ 252,872
Cost of service revenues .........................      185,616           17,747           19,167               --          222,530
                                                      ---------        ---------        ---------        ---------        ---------
  Gross profit ...................................       24,444            3,491            2,407               --           30,342
Selling, general and administrative expenses .....       17,434              904            1,358               --           19,696
Amortization of intangible assets ................        1,796              256              116               --            2,168
                                                      ---------        ---------        ---------        ---------        ---------
  Operating income ...............................        5,214            2,331              933               --            8,478
Interest income ..................................          187                2               18               --              207
Interest expense .................................       (5,443)            (205)            (244)              --           (5,892)
                                                      ---------        ---------        ---------        ---------        ---------
Income from continuing operations before income
taxes ............................................          (42)           2,128              707               --            2,793

Provision for income taxes .......................           21               95              435               --              551
                                                      ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing operations before
equity in net earnings of subsidiaries ...........          (63)           2,033              272               --            2,242

Equity in net earnings of subsidiaries ...........        3,447               57               --           (3,504)              --
                                                      ---------        ---------        ---------        ---------        ---------
Income from continuing operations ................        3,384            2,090              272           (3,504)           2,242
Discontinued operations :
Income from discontinued operations, net of tax
of $(12) .........................................           --            1,143               --               --            1,143
                                                      ---------        ---------        ---------        ---------        ---------
Net income .......................................    $   3,384        $   3,233        $     272        $  (3,504)       $   3,385
                                                      =========        =========        =========        =========        =========


                                       9
================================================================================

CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)

                                                                              DECEMBER 26, 1999 (UNAUDITED)
                                                      ------------------------------------------------------------------------------
                                                                                       NONGUARANTOR
                                                                        GUARANTOR       SUBSIDIARY                      CONSOLIDATED
                                                           UNICCO      SUBSIDIARIES       UFSCC        ELIMINATIONS         TOTAL
                                                           ------      ------------    ------------    ------------     ------------

Assets
Current assets:
Cash and cash equivalents ............................   $  22,726       $      13       $     161       $    (204)      $  22,696
Accounts receivable, less reserve of $2,793 ..........      34,911           4,105           6,339              --          45,355
Unbilled receivables .................................      24,603           2,267              98              --          26,968
Intercompany receivable (payable) ....................       3,481           3,020          (6,501)             --              --
Other current assets .................................       2,825              54             748              --           3,627
                                                         ---------       ---------       ---------       ---------       ---------
         Total current assets ........................      88,546           9,459             845            (204)         98,646
                                                         ---------       ---------       ---------       ---------       ---------
Property and equipment, at cost ......................      14,772             973           2,545              --          18,290
Less-accumulated depreciation and amortization .......      10,720             835             902              --          12,457
                                                         ---------       ---------       ---------       ---------       ---------
    Net property and equipment .......................       4,052             138           1,643              --           5,833
                                                         ---------       ---------       ---------       ---------       ---------
Due from (to) affiliates .............................      14,509            (620)             --         (13,889)             --
Investment in subsidiary .............................      15,860             722              --         (16,582)             --
Notes receivable and accrued interest from officers...         701              --              --              --             701
Intangible assets, net of amortization ...............      33,615           4,008           3,918              --          41,541
Other assets, net ....................................       5,320              --              30              --           5,350
                                                         ---------       ---------       ---------       ---------       ---------
                                                            70,005           4,110           3,948         (30,471)         47,592
                                                         ---------       ---------       ---------       ---------       ---------
                                                         $ 162,603       $  13,707       $   6,436       $ (30,675)      $ 152,071
                                                         =========       =========       =========       =========       =========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft .......................................   $      --       $     204       $      --       $    (204)      $      --
Accounts payable .....................................       5,489             550             827              --           6,866
Accrued payroll and payroll-related expenses .........      15,388             471           1,770              --          17,629
Deferred income taxes ................................       2,059             155              --              --           2,214
Other accrued expenses ...............................       6,580             152             576              --           7,308
                                                         ---------       ---------       ---------       ---------       ---------
         Total current liabilities ...................      29,516           1,532           3,173            (204)         34,017
                                                         ---------       ---------       ---------       ---------       ---------

Long-term liabilities:
Long-term debt, less current portion .................     100,599              --              --              --         100,599
Other long-term liabilities ..........................         414              --              --              --             414
                                                         ---------       ---------       ---------       ---------       ---------
         Total long-term liabilities .................     101,013              --              --              --         101,013
                                                         ---------       ---------       ---------       ---------       ---------

Commitments and Contingencies
Shareholders' equity .................................      32,648          12,175           3,263         (30,471)         17,615
Less treasury shares at cost .........................        (502)             --              --              --            (502)
Less notes receivable from stock sales ...............         (72)             --              --              --             (72)
                                                         ---------       ---------       ---------       ---------       ---------
         Total shareholders' equity ..................      32,074          12,175           3,263         (30,471)         17,041
                                                         ---------       ---------       ---------       ---------       ---------
                                                         $ 162,603       $  13,707       $   6,436       $ (30,675)      $ 152,071
                                                         =========       =========       =========       =========       =========


                                       10
================================================================================

CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)

                                                                                       JUNE 27, 1999
                                                         ---------------------------------------------------------------------------
                                                                                       NONGUARANTOR
                                                                        GUARANTOR       SUBSIDIARY                      CONSOLIDATED
                                                           UNICCO      SUBSIDIARIES       UFSCC        ELIMINATIONS         TOTAL
                                                           ------      ------------    ------------    ------------     ------------

Assets
Current assets:
Cash and cash equivalents ............................   $  24,002       $      13       $   1,205       $    (282)      $  24,938
Accounts receivable, less reserve of $2,467  .........      39,294           3,777           5,710              --          48,781
Unbilled receivables .................................      23,253           1,783             122              --          25,158
Intercompany receivable (payable) ....................       2,694           3,483          (6,177)             --              --
Other current assets .................................       4,252              61             826              --           5,139
                                                         ---------       ---------       ---------       ---------       ---------
         Total current assets ........................      93,495           9,117           1,686            (282)        104,016
                                                         ---------       ---------       ---------       ---------       ---------
Property and equipment, at cost ......................      14,224             278           2,519              --          17,021
Less-accumulated depreciation and amortization .......      10,714             180             713              --          11,607
                                                         ---------       ---------       ---------       ---------       ---------
     Net property and equipment ......................       3,510              98           1,806              --           5,414
                                                         ---------       ---------       ---------       ---------       ---------
Due from (to) affiliates .............................      14,509            (620)             --         (13,889)             --
Investment in subsidiary .............................      14,788             669              --         (15,457)             --
Notes receivable and accrued interest from officers...       1,210              --              --              --           1,210
Intangible assets, net of amortization ...............      35,311           4,202           4,083              --          43,596
Other assets, net ....................................       5,608              --              40              --           5,648
                                                         ---------       ---------       ---------       ---------       ---------
                                                            71,426           4,251           4,123         (29,346)         50,454
                                                         ---------       ---------       ---------       ---------       ---------
                                                         $ 168,431       $  13,466       $   7,615       $ (29,628)      $ 159,884
                                                         =========       =========       =========       =========       =========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft .......................................   $      --       $     282       $      --       $    (282)      $      --
Accounts payable .....................................       5,886           1,060           1,426              --           8,372
Accrued payroll and  payroll-related expenses ........      15,936             579           2,325              --          18,840
Deferred income taxes ................................       2,059             155              --              --           2,214
Other accrued expenses ...............................       6,016              87             844              --           6,947
                                                         ---------       ---------       ---------       ---------       ---------
         Total current liabilities ...................      29,897           2,163           4,595            (282)         36,373
                                                         ---------       ---------       ---------       ---------       ---------
Long-term liabilities:
Long-term debt .......................................     109,592              --              --              --         109,592
Other long-term liabilities ..........................         160              --              --              --             160
                                                         ---------       ---------       ---------       ---------       ---------
         Total long-term liabilities .................     109,752              --              --              --         109,752
                                                         ---------       ---------       ---------       ---------       ---------

Commitments and Contingencies

Shareholders' equity .................................      29,356          11,303           3,020         (29,346)         14,333
Less treasury shares at cost .........................        (502)             --              --              --            (502)
Less notes receivable from stock sales ...............         (72)             --              --              --             (72)
                                                         ---------       ---------       ---------       ---------       ---------
         Total shareholders' equity ..................      28,782          11,303           3,020         (29,346)         13,759
                                                         ---------       ---------       ---------       ---------       ---------
                                                         $ 168,431       $  13,466       $   7,615       $ (29,628)      $ 159,884
                                                         =========       =========       =========       =========       =========


                                       11
================================================================================

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)

                                                                       SIX MONTHS ENDED DECEMBER 26, 1999 (UNAUDITED)
                                                         ---------------------------------------------------------------------------
                                                                                         NONGUARANTOR
                                                                           GUARANTOR      SUBSIDIARY                   CONSOLIDATED
                                                               UNICCO     SUBSIDIARIES      UFSCC       ELIMINATIONS      TOTAL
                                                               ------     ------------   ------------   ------------   ------------

Cash flows relating to operating activities:
   Net income ............................................   $  3,649       $    872       $    253       $ (1,125)      $  3,649
   Net earnings from equity investment ...................     (1,072)           (53)            --          1,125             --
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Amortization of intangible assets ..................      1,696            194            152             --          2,042
      Amortization of debt issue costs and discount ......        138             --             --             --            138
      Depreciation and amortization ......................        854             46            186             --          1,086
      Gain on disposals ..................................        (94)            (7)            --             --           (101)
      Extraordinary gain .................................       (388)            --             --             --           (388)
      Other ..............................................          2             (2)            --             17             17

      Changes in assets and liabilities:
        Accounts receivable ..............................      4,383           (327)          (662)            --          3,394
        Unbilled receivables .............................     (1,350)          (484)            24             --         (1,810)
        Intercompany receivable (payable) ................       (787)           463            341            (17)            --
        Other current assets .............................      1,427              6             62             --          1,495
        Other long-term assets ...........................        (87)            --            (15)            --           (102)
        Cash overdraft ...................................         --            (78)            --             78             --
        Accounts payable .................................       (397)          (510)          (508)            --         (1,415)
        Accrued expenses and other current
          liabilities ....................................        114            (42)          (832)            --           (760)
        Other long-term liabilities ......................        254             --             --             --            254
                                                             --------       --------       --------       --------       --------
      Net cash provided by (used in) operating
        activities .......................................      8,342             78           (999)            78          7,499
                                                             --------       --------       --------       --------       --------

Cash relating to investing activities:
   Purchase of property and equipment, net ...............     (1,440)           (86)           (34)            --         (1,560)
   Proceeds from sale of property and equipment ..........        137              7             --             --            144
   Payments received for notes receivable from officers           509             --             --             --            509
                                                             --------       --------       --------       --------       --------
      Net cash used in investing activities ..............       (794)           (79)           (34)            --           (907)
                                                             --------       --------       --------       --------       --------

Cash flows relating to financing activities:
   Debt prepayment plus accrued interest thereon .........     (8,424)            --             --             --         (8,424)
   Distributions to shareholders .........................       (400)            --             --             --           (400)
                                                             --------       --------       --------       --------       --------
      Net cash used in financing activities ..............     (8,824)            --             --             --         (8,824)
                                                             --------       --------       --------       --------       --------

Effect of exchange rate changes on cash and
   cash equivalents ......................................         --             --            (10)            --            (10)
                                                             --------       --------       --------       --------       --------
Net decrease in cash and cash equivalents ................     (1,276)            (1)        (1,043)            78         (2,242)
Cash and cash equivalents, beginning of period ...........     24,002             13          1,205           (282)        24,938
                                                             --------       --------       --------       --------       --------
Cash and cash equivalents, end of period .................   $ 22,726       $     12       $    162       $   (204)      $ 22,696
                                                             ========       ========       ========       ========       ========


                                       12
================================================================================

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)

                                                                       SIX MONTHS ENDED DECEMBER 27, 1998 (UNAUDITED)
                                                         ---------------------------------------------------------------------------
                                                                                       NONGUARANTOR
                                                                          GUARANTOR     SUBSIDIARY                 CONSOLIDATED
                                                               UNICCO    SUBSIDIARIES     UFSCC      ELIMINATIONS      TOTAL
                                                               ------    ------------  ------------  ------------  ------------

Cash flows relating to operating activities:
   Net income ............................................   $ 3,384       $ 3,233       $   272       $(3,504)      $ 3,385
   Net earnings from equity investment ...................    (3,447)          (57)           --         3,504            --
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
      Amortization of intangible assets ..................     1,796           555           116            --         2,467
      Amortization of debt issue costs and discount ......       251            --            --            --           251
      Depreciation and amortization ......................       806           128           151            --         1,085
      Loss on disposals ..................................       (21)           --            --            --           (21)
      Other ..............................................        --            --            --           151           151

      Changes in assets and liabilities:
        Accounts receivable ..............................    (5,495)         (280)       (1,874)           --        (7,649)
        Unbilled receivables .............................      (864)         (212)          174            --          (902)
        Intercompany receivable (payable) ................      (719)       (3,497)        4,367          (151)           --
        Other current assets .............................        70           (25)          (81)           --           (36)
        Other long-term assets ...........................      (117)           59            (4)           --           (62)
        Cash overdraft ...................................     1,127          (291)           --         1,245         2,081
        Accounts payable .................................       580          (148)          393            --           825
        Accrued expenses and other current
          liabilities ....................................    (1,083)          304           774            --            (5)
        Other long-term liabilities ......................      (194)           --            --            --          (194)
                                                             -------       -------       -------       -------       -------
      Net cash provided by (used in) operating
        activities .......................................    (3,926)         (231)        4,288         1,245         1,376
                                                             -------       -------       -------       -------       -------

Cash relating to investing activities:
   Acquisition ...........................................        --            --        (4,436)           --        (4,436)
   Purchases of property and equipment, net ..............      (938)          (31)          (21)           --          (990)
   Proceeds from sale of property and equipment ..........        61            --            --            --            61
   Payments received for notes receivable from officers...      (332)           --            --            --          (332)
                                                             -------       -------       -------       -------       -------
      Net cash used in investing activities ..............    (1,209)          (31)       (4,457)           --        (5,697)
                                                             -------       -------       -------       -------       -------

Cash flows relating to financing activities:
   Distributions to shareholders .........................    (1,152)           --            --            --        (1,152)
                                                             -------       -------       -------       -------       -------
      Net cash used in financing activities ..............    (1,152)           --            --            --        (1,152)
                                                             -------       -------       -------       -------       -------

Effect of exchange rate changes on cash and
   cash equivalents ......................................        --            --           (19)           --           (19)
                                                             -------       -------       -------       -------       -------
Net decrease in cash and cash equivalents ................    (6,287)         (262)         (188)        1,245        (5,492)
Cash and cash equivalents, beginning of period ...........     9,089           300         1,007        (1,245)        9,151
                                                             -------       -------       -------       -------       -------
Cash and cash equivalents, end of period .................   $ 2,802       $    38       $   819       $    --       $ 3,659
                                                             =======       =======       =======       =======       =======


                                       13
================================================================================

(6) LITIGATION

     In the ordinary course of business, the Company is party to various types of litigation. The Company believes that, in the aggregate, the litigation matters currently pending will not have a material adverse effect on the Company's financial position, results of operations or cash flows, taken as a whole.

(7) SUBSEQUENT EVENTS

     Effective December 31, 1999, the Company sold certain contracts, primarily in the Midwest Region, for $4.05 million in cash with an additional contingent purchase price of $450,000. The Company expects to record a gain in the third quarter in connection with this sale. The disposition of these contracts is not considered material to the Company's ongoing operations.

     Subsequent to December 26, 1999, the Company used cash of $50.1 million to repurchase and retire Notes with a face amount of $49.3 million and pay accrued interest through the date of the repurchase. This amount included $8.8 million (face amount) of Notes repurchased with the remaining net proceeds from the December 1998 sale of the Company's security business as required by the terms of the Indenture governing the Notes. The remaining Notes were repurchased in order to reduce future interest expense using cash generated by operations and from borrowings under the Company's revolving credit facility. The Company expects to record an extraordinary loss in the third quarter in connection with the repurchase of these Notes due to the write-off of unamortized deferred financing costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998

     REVENUES Revenues for the second quarter of fiscal 2000, which ended December 26, 1999, were $141.6 million compared to $130.1 million for the second quarter of fiscal 1999, which ended December 27, 1998, an increase of $11.5 million or 8.9%. This increase was primarily attributable to revenue increases in the Company's Northeast Region ($4.9 million), Northwest Region ($3.0 million), Southeast Region ($1.5 million), Southwest Region ($1.5 million), Eastern Region ($1.4 million) and the Hawaiian Region ($0.4 million) as a result of services performed under new and existing contracts. These increases were offset in part by a decrease in revenue in the Company's Canadian Region ($0.7 million) and the Midwest Region ($0.5 million). The decrease of revenue in these two regions was the result of lost contracts outpacing the increase in revenue from new contracts. Revenues from the Midwest Region are expected to further decrease in subsequent quarters as a result of the sale of certain contracts effective December 31, 1999.

     COST OF REVENUES Cost of revenues for the second quarter of fiscal 2000 were $124.9 million, or 88.2% of revenues, compared to $114.2 million, or 87.8% of revenues, for the second quarter of fiscal 1999. The increase in cost of revenues as a percentage of revenue resulted primarily from increases in salaries, wages and payroll related expenses primarily due to annual salary increases effective July 1, 1999 and costs incurred in the start-up of new contracts.

     GROSS PROFIT As a result of the foregoing, gross profit for the second quarter of fiscal 2000 was $16.7 million, or 11.8% of revenues, compared to $15.9 million, or 12.2% of revenues, for the comparable period in fiscal 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the second quarter of fiscal 2000 were $10.7 million, or 7.5% of revenues, compared to $10.5 million, or 8.1% of revenues, for the second quarter of fiscal 1999. The increase of $0.2 million was primarily due to a $0.6 million increase in salaries, wages and payroll related expenses primarily due to annual salary increases effective July 1, 1999 and increases in bonus and commission accruals due to projected increases in these expenses. The increase was offset in part by a $0.1 million decrease in expense between the comparable periods related to the effect of changes in the exchange rate used to revalue the Company's receivable with its Canadian subsidiary and a decrease of $0.3 million in professional fees.

     AMORTIZATION OF INTANGIBLE ASSETS Amortization expense was $1.0 million and $1.1 million in the second quarter of fiscal 2000 and fiscal 1999, respectively.

     OPERATING INCOME As a result of the foregoing, income from operations for the second quarter of fiscal 2000 was $5.0 million, or 3.5% of revenues, compared to $4.3 million, or 3.3% of revenues for the second quarter of fiscal 1999.


                                       14
================================================================================

     EBITDA EBITDA for the second quarter of fiscal 2000 was $6.6 million, or 4.7% of revenues, compared to $5.9 million, or 4.5% of revenues, for the second quarter of fiscal 1999. EBITDA is defined as income from continuing operations before provision for income taxes, interest expense, interest income and depreciation and amortization. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA
(i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment; (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles; (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

     INTEREST EXPENSE Interest expense for the second quarter of fiscal 2000 was $2.9 million, or 2.0% of revenues, compared to $2.9 million, or 2.2% of revenues, for the second quarter of fiscal 1999.

     INCOME TAXES Provision for income taxes for the second quarter of fiscal 2000 was $0.3 million, or 13% of income before provision for income taxes, compared to $0.3 million, or 22% of income before provision for income taxes, for the second quarter of fiscal 1999. The lower effective tax rate in the second quarter of fiscal 2000 resulted from the fact that a higher percentage of income before income taxes was generated in the United States, which has a lower effective rate than the Canadian subsidiary.

     EXTRAORDINARY GAIN During the second quarter of fiscal 2000, the Company recorded an extraordinary gain of $0.4 million, net of state tax benefit. The extraordinary gain was attributable to the repurchase and retirement of $8.55 million of Notes. The extraordinary gain resulted from repurchasing the notes at prices below par, partially offset by the write-off of unamortized deferred financing costs and bond discount associated with the Notes.

     NET INCOME As a result of the foregoing, net income for the second quarter of fiscal 2000 was $2.6 million, or 1.8% of revenues, compared to $1.5 million, or 1.2% of revenues, for the second quarter of fiscal 1999.

COMPARISON OF SIX MONTH PERIODS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998

     REVENUES Revenues for the six months ended December 26, 1999 were $277.1 million, compared to $252.9 million for the comparable period of fiscal 1999, an increase of $24.2 million or 9.6%. This increase was primarily attributable to two factors; (i) revenue increases in the Company's Canadian Region ($3.9 million) as a result of a full six month's of revenue following the September 1998 acquisition of Empire Maintenance Industries, Inc., and (ii) increases in the Northeast Region ($7.8 million), Northwest Region ($6.1 million), Southeast Region ($2.9 million), Southwest Region ($2.7 million), Eastern Region ($1.7 million) and the Hawaiian Region ($0.8 million) as a result of services performed under new and existing contracts. These increases were offset in part by a decrease in revenue in the Midwest Region ($1.7 million) where the loss of several contracts outpaced the increase in revenue from new contracts.

     COST OF REVENUES Cost of revenues for the six months ended December 1999 were $244.5 million, or 88.2% of revenues, compared to $222.5 million, or 88.0% of revenues, for the comparable period of fiscal 1999. The increase of cost of revenues as a percentage of revenues resulted primarily from increases in salaries, wages and payroll related expenses primarily due to annual salary increases effective July 1, 1999 and costs incurred during the three months ended December 26, 1999 in the start-up of new contracts.

     GROSS PROFIT As a result of the foregoing, gross profit for the six months ended December 1999 was $32.6 million, or 11.8% of revenues, compared to $30.3 million, or 12.0% of revenues, for the comparable period in fiscal 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the six months ended December 26, 1999 were $21.6 million, or 7.8% of revenues, compared to $19.7 million, or 7.8% of revenues, for the comparable period of fiscal 1999. The increase of $1.9 million was primarily due to a $1.4 million increase in salaries, wages and related benefits primarily due to annual salary increases effective July 1, 1999, the impact of the Empire acquisition and increases in bonus and commission accruals due to projected increases in these expenses, and a $0.5 million increase in transportation expenses primarily due to incremental lease and maintenance-related expenses for certain transportation equipment.


                                       15
================================================================================

     AMORTIZATION OF INTANGIBLE ASSETS Amortization expense was $2.0 million and $2.2 million in the six month periods of fiscal 2000 and fiscal 1999, respectively.

     OPERATING INCOME As a result of the foregoing, income from operations for the six-month period ended December 1999 was $9.0 million, or 3.3% of revenues, compared to $8.5 million, or 3.4% of revenues for the comparable period.

     EBITDA EBITDA for the six months ended December 26, 1999 was $12.2 million, or 4.4% of revenues, compared to $11.7 million, or 4.6% of revenues, for the comparable period. EBITDA is defined as income from continuing operations before provision for income taxes, interest expense, interest income and depreciation and amortization.

     INTEREST EXPENSE Interest expense for the six months ended December 1999 was $5.8 million, or 2.1% of revenues, compared to $5.9 million, or 2.3% of revenues, for the comparable period.

     INCOME TAXES Provision for income taxes for the six months ended December 1999 was $0.7 million, or 17% of income before provision for income taxes, compared to $0.6 million, or 20% of income before provision for income taxes, for the comparable period. The lower effective tax rate in for the first six months the second quarter of fiscal 2000 resulted from the fact that a higher percentage of income before income taxes was generated in the United States, which has a lower effective rate than the Canadian subsidiary.

     EXTRAORDINARY GAIN As described in the three-month comparison above, during the second quarter of fiscal 2000, the Company recorded an extraordinary gain of $0.4 million, net of state tax provision.

     NET INCOME As a result of the foregoing, net income for the six months ended December 1999 was $3.6 million, or 1.3% of revenues, compared to $3.4 million, or 1.3% of revenues, for the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended December 26, 1999, the Company's cash decreased by $2.2 million, resulting from $7.5 million of net cash provided by operating activities, more than offset by $0.9 million and $8.8 million of net cash used for investing and financing activities, respectively.

     Net cash used in investing activities was $0.9 million. Investing activities consisted primarily of cash used of $1.6 million for capital expenditures and the receipt of $0.5 million from the repayment of notes receivable from officers. Net cash used in financing activities included payments of $7.9 million to retire $8.55 million (face amount) of Notes and pay the related accrued interest, $0.5 million of optional principal payments on the Company's subordinated indebtedness and shareholder distributions of $0.4 million.

     Subsequent to December 26, 1999, the Company repurchased and retired Notes with a face amount of $49.3 million. This amount included $8.8 million of Notes repurchased with the remaining net proceeds from the December 1998 sale of the Company's security business as required by the terms of the Indenture governing the Notes. The remaining Notes were repurchased in order to reduce future interest expense using cash generated by operations and from borrowings under the Company's revolving credit facility. The Company expects to record an extraordinary loss in the third quarter in connection with the repurchase of these Notes due to the write-off of unamortized deferred financing costs. Management may consider additional repurchases from time to time.

     For the six months ended December 27, 1998, the Company's cash decreased by $5.5 million. Net cash used in investing activities was $5.7 million. Investing activities included cash used of $4.4 million for the Empire acquisition in September 1998. Net cash used in financing activities was $1.2 million, representing distributions to shareholders. A total of $0.8 million of such distributions represented payments to cover federal income taxes paid by such shareholders due to the Company's "S" corporation status. Net cash provided by operating activities of $1.4 million included an increase of accounts receivable of $7.6 million. This increase was primarily due to accounts receivable generated from new business and the Empire acquisition.

     Capital expenditures were $1.6 million and $1.0 million, respectively, for the six-month periods ended December 1999 and l998. The Company's operations do not generally require material investment in capital assets. The Company expects that its capital expenditure requirements will not increase materially during the next two quarters of fiscal 2000.


                                       16
================================================================================

     The Company is a party to an amended revolving credit facility (the "Credit Facility") under which the Company may borrow up to $45.0 million for working capital and general corporate purposes, subject to certain conditions. There were no cash borrowings under the Credit Facility as of December 26, 1999. The Credit Facility, the Indenture governing the Notes and the terms of the Company's other subordinated indebtedness include certain financial and operating covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, make investments and take other actions. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors.

     As of December 26, 1999, the Company was in violation of one of its financial ratio covenants under the Credit Facility. The Company obtained a waiver of this violation from the bank group.

     The Company's principal capital requirements are to service the Company's indebtedness, for working capital and, to a lesser extent, to fund capital expenditures. The Company believes that its cash flow from operations, together with its borrowing capacity under the Credit Facility, will be sufficient to meet such requirements as they now exist.

YEAR 2000 COMPLIANCE

     Year 2000 Preparations. The Company's information technology systems are licensed from outside vendors. The Company's principal outside vendor has released an upgrade of the primary software used by the Company to perform its accounting, payroll, accounts payable, invoicing and financial reporting functions. The upgrade was implemented in March 1999 and tested in September 1999. The vendor had represented to the Company that this upgrade is Year 2000 compliant. Subsequent to the date change, the Company has experienced no problems with its information technology systems related to the Year 2000 issue. The Company's primary systems at its Canadian subsidiary were upgraded in December of 1999. The Canadian subsidiary has not experienced any significant problems with its primary systems related to the Year 2000.

     With respect to non-information technology systems, such as embedded microprocessors in telephones, building systems and Company owned equipment, in April 1999, the Company completed its data gathering, identification and risk assessment of business critical issues, and the development of a remediation plan to address business critical issues. Prior to December 1999 the Company completed all portions of its remediation plan, which included detailed remediation plans for a number of specific functions, including risk management, purchasing and telephone and building systems. The Company has not experienced any significant problems from its non-information technology systems subsequent to the date change.

     Costs of Year 2000 Remediation. The Company's Year 2000 remediation costs of approximately $55,000 for the first six months of fiscal 2000 and $807,000 in fiscal 1999, include costs of acquiring Year 2000 compliant software, hardware and non-information technology equipment (other than replacements that would have been purchased regardless of the Year 2000 issue), and hiring or outsourcing Year 2000 solution providers. The Company's total expenditures related to Year 2000 remediation of its primary information technology systems were approximately $927,000. The expensed and projected costs do not include internal costs, as the Company did not separately track the internal costs of the Year 2000 project. Such costs are principally the related payroll costs for the Company's information systems group.

     Year 2000 Risks. The Company has not experienced any material adverse effects on its financial condition or results of operations due to Year 2000 issues. As of this point in time the Company has not experienced, nor is aware of any problems with Year 2000 compliance issues which have affected its customers, suppliers or other third parties. However, the Company cannot control its customers or vendors, and there can be no guarantee that the Company will not be made aware of Year 2000 problems which have affected it customers, suppliers or other third parties that may materially affect the Company.

     The Company, in the normal course of its business, maintains, services and operates its customers' equipment and building management systems such as energy management, HVAC, access control, elevators and escalators. This equipment and systems may include date-sensitive microprocessors. While management does not believe that Year 2000 remediation of such equipment and systems is the Company's responsibility and the Company has not experienced any problems with this issue to date, there can be no assurance that a customer or building occupant will not attempt to assess liability in the future for any Year 2000 failures against the Company.

     Contingency Plans. The Company had developed contingency plans that address each of the key functional areas. The Company believes that it can secure additional external resources to minimize the likelihood of long-term, material adverse effects in the event that its own and third-party systems experience widespread Year 2000 failures.


                                       17
================================================================================

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

     The Company had no outstanding cash borrowings under its Credit Facility as of December 26, 1999. At December 26, 1999, the Company's outstanding indebtedness consisted of $96.5 million of Senior Subordinated Notes and $4.5 million of Subordinated Promissory Notes with fixed interest rates of 9.875% and 14%, respectively.


                                       18
================================================================================

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is not involved in any pending legal proceedings other than those arising in the ordinary course of the Company's business. Management believes that the resolution of these matters will not materially affect the Company's financial position or results of operations, taken as a whole (see Note 6 to the accompanying Condensed Consolidated Financial Statements).

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          See the information regarding repurchases of the Company's Senior Subordinated Notes in Notes 2 and 7 to the accompanying Condensed Consolidated Financial Statements and under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits

               27.1 Financial Data Schedule

          b.   Reports on Form 8-K:

               Not applicable.


                                       19
================================================================================

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          UNICCO SERVICE COMPANY
                                          -------------------------------------
                                          Registrant


February 9, 2000                          By: /s/ Steven C. Kletjian
                                              ---------------------------------
                                              Steven C. Kletjian, President,
                                              Chief Executive Officer
                                              (Principal Executive Officer)


February 9, 2000                          By: /s/ George A. Keches
                                              ---------------------------------
                                              George A. Keches, Vice President -
                                              Finance, Chief Financial Officer
                                              and Treasurer (Principal Financial
                                              and Accounting Officer)


                                       20
================================================================================