Form 10-Q
period 2000-03-26
UNICCO SERVICE CO
filed 2000-05-10
CIK 1050011

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH  26, 2000             COMMISSION FILE
                                                               NUMBER: 333-42407

                             UNICCO SERVICE COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



      MASSACHUSETTS                                                   04-2872501
      (STATE OR OTHER JURISDICTION OF                              (IRS EMPLOYER
      INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

      FOUR COPLEY PLACE, BOSTON, MASSACHUSETTS                             02116
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

                             UNICCO SERVICE COMPANY

                                    FORM 10-Q

                          QUARTER ENDED MARCH 26, 2000


                                TABLE OF CONTENTS

                                                                                                          PAGE

PART I.        Financial Information

ITEM 1.        Financial Statements:

                     Condensed Consolidated Statements of Operations for the three months and nine          3
                     months ended March 26, 2000 and March 28, 1999 (unaudited)

                     Condensed Consolidated Balance Sheets at March 26, 2000 (unaudited) and June           4
                     27, 1999

                     Condensed Consolidated Statements of Cash Flows for the nine months ended March        5
                     26, 2000 and March 28, 1999 (unaudited)

                     Notes to Condensed Consolidated Financial Statements                                   6

ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations       13

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk                                  16

PART II.       Other Information                                                                           17

               Signatures                                                                                  18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             UNICCO SERVICE COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 (IN THOUSANDS)

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                 -------------------------------     --------------------------
                                                   MARCH 26,         MARCH 28,        MARCH 26,       MARCH 28,
                                                      2000              1999            2000            1999
                                                 --------------   --------------     ----------      ----------

Service revenues ............................      $ 140,459        $ 132,991        $ 417,556        $ 385,863

Cost of service revenues ....................        125,686          118,255          370,138          340,785
                                                   ---------        ---------        ---------        ---------

   Gross profit .............................         14,773           14,736           47,418           45,078

Selling, general and administrative
 expenses ...................................         10,346           10,308           31,908           30,004

Amortization of intangible assets ...........            951            1,066            2,993            3,234
                                                   ---------        ---------        ---------        ---------

   Operating income .........................          3,476            3,362           12,517           11,840

Interest income .............................            139              231              872              438

Interest expense ............................         (2,138)          (2,891)          (7,981)          (8,783)
                                                   ---------        ---------        ---------        ---------

   Income from continuing operations before
    income taxes ............................          1,477              702            5,408            3,495

Provision for income taxes ..................            207              222              877              773
                                                   ---------        ---------        ---------        ---------

Income from continuing operations ...........          1,270              480            4,531            2,722

Discontinued operations :

Income from discontinued operations, net of
 tax of $(12) ...............................             --               --               --            1,143

Gain on sale of discontinued operations,
 net of tax of $0 ...........................             --            4,082               --            4,082
                                                   ---------        ---------        ---------        ---------

Net income before extraordinary item ........          1,270            4,562            4,531            7,947

Extraordinary loss, net of tax benefit of
 $52 and $36 ................................         (1,285)              --             (897)              --
                                                   ---------        ---------        ---------        ---------
Net income (loss) ...........................      $     (15)       $   4,562        $   3,634        $   7,947
                                                   =========        =========        =========        =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                MARCH 26,
                                                                                  2000                     JUNE 27,
                                                                              (UNAUDITED)                    1999
                                                                              -----------                  --------
        ASSETS
        Current assets:
          Cash and cash equivalents................................             $  3,150                   $ 24,938
          Accounts receivable, less reserves of $3,112 and $2,467..               50,155                     48,781
          Unbilled receivables.....................................               25,005                     25,158
          Current notes receivable from officer....................                1,100                         --
          Other current assets.....................................                3,780                      5,139
                                                                                --------                   --------
              Total current assets.................................               83,190                    104,016
                                                                                --------                   --------

        Property and equipment, at cost............................               17,833                     17,021
          Less - accumulated depreciation and amortization.........               12,261                     11,607
                                                                                --------                   --------
                                                                                   5,572                      5,414
                                                                                --------                   --------

        Notes receivable and accrued interest from officers........                  648                      1,210
        Intangible assets, net of amortization.....................               37,193                     43,596
        Other assets...............................................                3,735                      5,648
                                                                                --------                   --------
                                                                                  41,576                     50,454
                                                                                --------                   --------
                                                                                $130,338                   $159,884
                                                                                ========                   ========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities:
          Cash overdraft...........................................                3,584                         --
          Accounts payable.........................................                8,883                      8,372
          Accrued payroll and payroll-related expenses.............               19,902                     18,840
          Deferred income taxes....................................                2,214                      2,214
          Other accrued expenses...................................                7,779                      6,947
                                                                                --------                   --------
              Total current liabilities............................               42,362                     36,373
                                                                                --------                   --------

        Long-term liabilities:
          Line of credit...........................................               20,096                         --
          Long-term debt...........................................               51,243                    109,592
          Other long-term liabilities..............................                  592                        160
                                                                                --------                   --------
              Total long-term liabilities..........................               71,931                    109,752
                                                                                --------                   --------

        Commitments and Contingencies

        Shareholders' equity:
          Common shares............................................                  378                        378
          Retained earnings........................................               16,294                     14,121
          Accumulated other comprehensive income...................                  (53)                      (166)
                                                                                --------                   --------
                                                                                  16,619                     14,333

        Less:
        Treasury shares at cost....................................                 (502)                      (502)
        Notes receivable from stock sales..........................                  (72)                       (72)
                                                                                --------                   --------
             Total shareholders' equity............................               16,045                     13,759
                                                                                --------                   --------
                                                                                $130,338                   $159,884
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

                             UNICCO SERVICE COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       NINE MONTHS ENDED
                                                               ---------------------------------
                                                                   MARCH 26,         MARCH 28,
                                                                     2000              1999
                                                               ----------------   --------------

      Cash flows relating to operating activities:
          Net income.......................................       $  3,634          $  7,947
          Adjustments to reconcile net income
            to net cash provided by operating activities:
              Amortization of intangible assets............          2,993             3,533
              Amortization of debt issue costs and
                discount ..................................            232               376
              Depreciation and amortization................          1,624             1,662
              Gain on sale of contracts....................            (25)               --
              Gain on disposals............................           (101)               (7)
              Extraordinary loss, net of tax...............            897                --
              Gain on sale of discontinued operations......             --            (4,082)
              Deferred compensation .......................             75                --
              Other........................................            (69)               65

          Changes in assets and liabilities:
              Accounts receivable..........................         (1,276)            4,261
              Unbilled receivables.........................            152             2,060
              Other current assets.........................          1,338              (504)
              Other long-term assets.......................           (308)             (135)
              Accounts payable.............................            533             2,116
              Accrued expenses and other current
                liabilities ...............................          2,924             5,555
              Other long-term liabilities..................            432              (194)
                                                                  --------          --------

              Net cash provided by operating activities....         13,055            22,653
                                                                  --------          --------

      Cash flows relating to investing activities:
          Purchases of property and equipment, net.........         (1,931)           (1,613)
          Proceeds from sale of contracts..................          4,050                --
          Proceeds from sale of discontinued operations....             --            12,000
          Proceeds from sale of property and equipment.....            144                62
          Increase in notes receivable from officers.......           (539)               --
          Acquisition......................................             --            (4,437)
                                                                  --------          --------
              Net cash provided by investing activities....          1,724             6,012
                                                                  --------          --------

      Cash flows relating to financing activities:
          Cash overdraft...................................          3,584                --
          Proceeds from line of credit.....................         20,096                --
          Debt prepayment plus accrued interest thereon....        (58,794)               --
          Distributions to shareholders....................         (1,461)           (3,152)
          Payments received for notes receivable from
            stock .........................................             --                10
                                                                  --------          --------
              Net cash used in financing activities........        (36,575)           (3,142)
                                                                  --------          --------

      Effect of exchange rate changes on cash and cash                   8                (8)
                                                                  --------          --------

      Net (decrease) increase in cash and cash
        equivalents. ......................................        (21,788)           25,515

      Cash and cash equivalents, beginning of period.......         24,938             9,151
                                                                  --------          --------

      Cash and cash equivalents, end of period.............       $  3,150          $ 34,666
                                                                  ========          ========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 26, 2000

(1)   INTERIM FINANCIAL STATEMENTS

These condensed consolidated financial statements include the accounts of UNICCO Service Company ("UNICCO" or the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position of the Company and its subsidiaries at March 26, 2000 and the results of their operations and their cash flows for the three and nine month periods ended March 26, 2000 and March 28, 1999, respectively.

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

(2)   RETIREMENT OF DEBT

During the three month period ended March 26, 2000, the Company repurchased, through a series of open market and privately-negotiated transactions, $49.3 million face amount of its Senior Subordinated Notes (the "Notes"). This amount included $8.8 million (face amount) of Notes repurchased with the remaining net proceeds from the December 1998 sale of the Company's security business as required by the terms of the Indenture governing the Notes. The remaining notes were repurchased in order to reduce future interest expense. The $50.1 million in cash used for the repurchase of the Notes and payment of accrued interest through the date of the repurchase was funded from cash on hand and proceeds from the Company's revolving credit facility. The Company recorded an extraordinary loss of approximately $1.3 million, net of tax. The loss resulted from the write-off of the related unamortized deferred financing costs and bond discount offset by the difference between the face amount of such notes and the repurchase price. The Company also made a $0.25 million optional principal payment on the Company's other subordinated indebtedness.

(3)   SALE OF CERTAIN CONTRACTS

Effective December 31, 1999, the Company sold certain contracts, primarily in the Midwest, for $4.05 million in cash with an additional contingent purchase price of $450,000. The Company recorded an immaterial gain in connection with this sale. The gain recorded was the net of proceeds received, less severance liabilities and the write-off of fixed assets and certain intangible assets. The disposition of these contracts is not considered material to the Company's ongoing operations.

(4)   COMPREHENSIVE INCOME

The components of comprehensive income for the three-month and nine-month periods ended March 26, 2000 and March 28, 1999 are set forth below:

                                                 (UNAUDITED)                       (UNAUDITED)
                                                 IN THOUSANDS                      IN THOUSANDS
                                       --------------------------------------------------------------------
                                        FOR THE THREE    FOR THE THREE      FOR THE NINE     FOR THE NINE
                                         MONTHS ENDED     MONTHS ENDED      MONTHS ENDED     MONTHS ENDED
                                        MARCH 26, 2000   MARCH 28, 1999    MARCH 26, 2000   MARCH 28, 1999
                                       --------------------------------------------------------------------
Net income (loss)                            $(15)           $4,562            $3,634           $7,947
Other comprehensive income-
   Foreign currency translation
    adjustment                                 48                74                38             (238)
   Unrealized gain on marketable
    securities                                 32                --                75               --
                                             ----            ------            ------           ------
Comprehensive income                         $ 65            $4,636            $3,747           $7,709
                                             ====            ======            ======           ======

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

 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - (IN THOUSANDS)

                                                                FOR THE THREE MONTHS ENDED MARCH 26, 2000 (UNAUDITED)
                                                 ------------------------------------------------------------------------------
                                                                                   NONGUARANTOR
                                                                  GUARANTOR         SUBSIDIARY                     CONSOLIDATED
                                                   UNICCO        SUBSIDIARIES         UFSCC        ELIMINATIONS       TOTAL
                                                   ------        ------------      ------------    ------------    ------------

Service revenues................................  $ 118,213        $   9,253        $  12,993        $      --       $ 140,459
Cost of service revenues........................    105,282            8,481           11,923               --         125,686
                                                  ---------        ---------        ---------        ---------       ---------
  Gross profit..................................     12,931              772            1,070               --          14,773
Selling, general and administrative expenses....      9,062              421              863               --          10,346
Amortization of intangible assets...............        776               97               78               --             951
                                                  ---------        ---------        ---------        ---------       ---------
  Operating income..............................      3,093              254              129               --           3,476
Interest income.................................        123               --               16               --             139
Interest expense................................     (1,846)            (137)            (155)              --          (2,138)
                                                  ---------        ---------        ---------        ---------       ---------
Income before provision for income taxes........      1,370              117              (10)              --           1,477
Provision for income taxes......................         60               60               87               --             207
                                                  ---------        ---------        ---------        ---------       ---------
Income before equity in net earnings of
subsidiaries and extraordinary item.............      1,310               57              (97)              --           1,270

Equity in net earnings of subsidiaries..........        (40)             (20)              --               60              --
                                                  ---------        ---------        ---------        ---------       ---------
Net income (loss) before extraordinary item.....      1,270               37              (97)              60           1,270
Extraordinary loss, net of tax benefit of $52...     (1,285)              --               --               --          (1,285)
                                                  ---------        ---------        ---------        ---------       ---------
Net income (loss)...............................  $     (15)       $      37        $     (97)       $      60       $     (15)
                                                  =========        =========        =========        =========       =========


                                                                FOR THE THREE MONTHS ENDED MARCH 28, 1999 (UNAUDITED)
                                                 ----------------------------------------------------------------------------
                                                                               NONGUARANTOR
                                                               GUARANTOR        SUBSIDIARY                       CONSOLIDATED
                                                 UNICCO       SUBSIDIARIES        UFSCC         ELIMINATIONS        TOTAL
                                                 ------       ------------     ------------     ------------     ------------

Service revenues.............................. $ 110,270        $   9,285        $  13,436        $      --        $ 132,991
Cost of service revenues......................    98,277            7,957           12,021               --          118,255
                                               ---------        ---------        ---------        ---------        ---------
  Gross profit................................    11,993            1,328            1,415               --           14,736
Selling, general and administrative expenses..     8,924              471              913               --           10,308
Amortization of intangible assets.............       865              128               73               --            1,066
                                               ---------        ---------        ---------        ---------        ---------
  Operating income............................     2,204              729              429               --            3,362
Interest income...............................       223               --                8               --              231
Interest expense..............................    (2,567)            (183)            (141)              --           (2,891)
                                               ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing operations
 before income taxes..........................      (140)             546              296               --              702
Provision (benefit) for income taxes..........       (16)              37              201               --              222
                                               ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing operations
 before equity in net earnings of
 subsidiaries.................................      (124)             509               95               --              480

Equity in net earnings of subsidiaries........     4,687               20               --           (4,707)              --
                                               ---------        ---------        ---------        ---------        ---------

Income from continuing operations.............     4,563              529               95           (4,707)             480
Gain on sale of discontinued operations,
 net of tax of $0.............................        --            4,082               --               --            4,082
                                               ---------        ---------        ---------        ---------        ---------
Net income.................................... $   4,563        $   4,611        $      95        $  (4,707)       $   4,562
                                               =========        =========        =========        =========        =========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - (IN THOUSANDS)

                                                                FOR THE NINE MONTHS ENDED MARCH 26, 2000 (UNAUDITED)
                                                 -----------------------------------------------------------------------------
                                                                                NONGUARANTOR
                                                                GUARANTOR        SUBSIDIARY                       CONSOLIDATED
                                                 UNICCO        SUBSIDIARIES         UFSCC        ELIMINATIONS        TOTAL
                                                 ------        ------------     ------------     ------------     ------------

Service revenues............................... $ 351,424        $  27,681        $  38,451        $      --        $ 417,556
Cost of service revenues.......................   310,458           24,942           34,738               --          370,138
                                                ---------        ---------        ---------        ---------        ---------
  Gross profit.................................    40,966            2,739            3,713               --           47,418
Selling, general and administrative expenses...    28,529            1,031            2,348               --           31,908
Amortization of intangible assets..............     2,472              291              230               --            2,993
                                                ---------        ---------        ---------        ---------        ---------
  Operating income.............................     9,965            1,417            1,135               --           12,517
Interest income................................       822               --               50               --              872
Interest expense...............................    (7,109)            (411)            (461)              --           (7,981)
                                                ---------        ---------        ---------        ---------        ---------
Income before provision for income taxes.......     3,678            1,006              724               --            5,408
Provision for income taxes.....................       179              130              568               --              877
                                                ---------        ---------        ---------        ---------        ---------
Income before equity in net earnings of
subsidiaries and extraordinary item............     3,499              876              156               --            4,531
Equity in net earnings of subsidiaries.........     1,032               33               --           (1,065)              --
                                                ---------        ---------        ---------        ---------        ---------
Net income before extraordinary item...........     4,531              909              156           (1,065)           4,531
Extraordinary loss, net of tax benefit of $36..      (897)              --               --               --             (897)
                                                ---------        ---------        ---------        ---------        ---------
Net income..................................... $   3,634        $     909        $     156        $  (1,065)       $   3,634
                                                =========        =========        =========        =========        =========


                                                                FOR THE NINE MONTHS ENDED MARCH 28, 1999 (UNAUDITED)
                                                 ----------------------------------------------------------------------------
                                                                               NONGUARANTOR
                                                                GUARANTOR       SUBSIDIARY                       CONSOLIDATED
                                                 UNICCO        SUBSIDIARIES       UFSCC         ELIMINATIONS        TOTAL
                                                 ------        ------------    ------------     ------------     ------------

Service revenues.............................. $ 320,330        $  30,523        $  35,010        $      --        $ 385,863
Cost of service revenues......................   283,893           25,704           31,188               --          340,785
                                               ---------        ---------        ---------        ---------        ---------
  Gross profit................................    36,437            4,819            3,822               --           45,078
Selling, general and administrative expenses..    26,358            1,375            2,271               --           30,004
Amortization of intangible assets.............     2,661              384              189               --            3,234
                                               ---------        ---------        ---------        ---------        ---------
  Operating income............................     7,418            3,060            1,362               --           11,840
Interest income...............................       410                2               26               --              438
Interest expense..............................    (8,010)            (388)            (385)              --           (8,783)
                                               ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing operations
 before income taxes..........................      (182)           2,674            1,003               --            3,495
Provision for income taxes....................         5              132              636               --              773
                                               ---------        ---------        ---------        ---------        ---------
Income (loss) from continuing operations
 before equity in net earnings of
 subsidiaries.................................      (187)           2,542              367               --            2,722
Equity in net earnings of subsidiaries........     8,134               77               --           (8,211)              --
                                               ---------        ---------        ---------        ---------        ---------

Income from continuing operations.............     7,947            2,619              367           (8,211)           2,722
Discontinued operations:
Income from discontinued operations, net
 of tax of $(12)..............................        --            1,143               --               --            1,143
Gain on sale of discontinued operations,
 net of tax of $0.............................        --            4,082               --               --            4,082
                                               ---------        ---------        ---------        ---------        ---------
Net income.................................... $   7,947        $   7,844        $     367        $  (8,211)       $   7,947
                                               =========        =========        =========        =========        =========

CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)

                                                                               MARCH 26, 2000 (UNAUDITED)
                                                   -------------------------------------------------------------------------------
                                                                                    NONGUARANTOR
                                                                   GUARANTOR         SUBSIDIARY                       CONSOLIDATED
                                                     UNICCO       SUBSIDIARIES         UFSCC         ELIMINATIONS        TOTAL
                                                     ------       ------------      ------------     ------------     ------------
Assets
Current assets:
Cash and cash equivalents......................... $   2,432        $      13        $     705        $      --        $   3,150
Accounts receivable, less reserve of $3,112.......    39,872            4,305            5,978               --           50,155
Unbilled receivables..............................    22,204            2,265              536               --           25,005
Intercompany receivable (payable).................     2,344            3,852           (6,196)              --               --
Current notes receivable from officer.............     1,100               --               --               --            1,100
Other current assets..............................     3,173                3              604               --            3,780
                                                   ---------        ---------        ---------        ---------        ---------
         Total current assets.....................    71,125           10,438            1,627               --           83,190
                                                   ---------        ---------        ---------        ---------        ---------
Property and equipment, at cost...................    14,252              989            2,592               --           17,833
Less -accumulated depreciation and amortization...    10,391              857            1,013               --           12,261
                                                   ---------        ---------        ---------        ---------        ---------
    Net property and equipment....................     3,861              132            1,579               --            5,572
                                                   ---------        ---------        ---------        ---------        ---------
Due from (to) affiliates..........................    14,509             (620)              --          (13,889)              --
Investment in subsidiary..........................    15,820              702               --          (16,522)              --
Notes receivable and accrued interest from
 Officers.........................................       648               --               --               --              648
Intangible assets, net of amortization............    29,384            3,911            3,898               --           37,193
Other assets......................................     3,712               --               23               --            3,735
                                                   ---------        ---------        ---------        ---------        ---------
                                                      64,073            3,993            3,921          (30,411)          41,576
                                                   ---------        ---------        ---------        ---------        ---------
                                                   $ 139,059        $  14,563        $   7,127        $ (30,411)       $ 130,338
                                                   =========        =========        =========        =========        =========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft.................................... $   3,188        $     396        $      --        $      --        $   3,584
Accounts payable..................................     6,509              943            1,431               --            8,883
Accrued payroll and payroll-related expenses......    17,039              781            2,082               --           19,902
Deferred income taxes.............................     2,059              155               --               --            2,214
Other accrued expenses............................     7,304               76              399               --            7,779
                                                   ---------        ---------        ---------        ---------        ---------
         Total current liabilities................    36,099            2,351            3,912               --           42,362
                                                   ---------        ---------        ---------        ---------        ---------

Long-term liabilities:
Line of credit....................................    20,096                                                              20,096
Long-term debt, less current portion..............    51,243               --               --               --           51,243
Other long-term liabilities.......................       592               --               --               --              592
                                                   ---------        ---------        ---------        ---------        ---------
         Total long-term liabilities..............    71,931               --               --               --           71,931
                                                   ---------        ---------        ---------        ---------        ---------

Commitments and Contingencies

Shareholders' equity..............................    31,603           12,212            3,215          (30,411)          16,619
Less:
Treasury shares at cost...........................      (502)              --               --               --             (502)
Notes receivable from stock sales.................       (72)              --               --               --              (72)
                                                   ---------        ---------        ---------        ---------        ---------
         Total shareholders' equity...............    31,029           12,212            3,215          (30,411)          16,045
                                                   ---------        ---------        ---------        ---------        ---------
                                                   $ 139,059        $  14,563        $   7,127        $ (30,411)       $ 130,338
                                                   =========        =========        =========        =========        =========

CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)

                                                                                     JUNE 27, 1999
                                                    ------------------------------------------------------------------------------
                                                                                    NONGUARANTOR
                                                                    GUARANTOR        SUBSIDIARY                       CONSOLIDATED
                                                      UNICCO       SUBSIDIARIES         UFSCC        ELIMINATIONS        TOTAL
                                                      ------       ------------     ------------     ------------     ------------
Assets
Current assets:
Cash and cash equivalents ......................... $  24,002        $      13        $   1,205        $    (282)       $  24,938
Accounts receivable, less reserve of $2,467........    39,294            3,777            5,710               --           48,781
Unbilled receivables...............................    23,253            1,783              122               --           25,158
Intercompany receivable (payable)..................     2,694            3,483           (6,177)              --               --
Other current assets...............................     4,252               61              826               --            5,139
                                                    ---------        ---------        ---------        ---------        ---------
         Total current assets......................    93,495            9,117            1,686             (282)         104,016
                                                    ---------        ---------        ---------        ---------        ---------
Property and equipment, at cost....................    14,224              278            2,519               --           17,021
Less -accumulated depreciation and amortization....    10,714              180              713               --           11,607
                                                    ---------        ---------        ---------        ---------        ---------
     Net property and equipment....................     3,510               98            1,806               --            5,414
                                                    ---------        ---------        ---------        ---------        ---------
Due from (to) affiliates...........................    14,509             (620)              --          (13,889)              --
Investment in subsidiary...........................    14,788              669               --          (15,457)              --
Notes receivable and accrued interest from
 officers..........................................     1,210               --               --               --            1,210
Intangible assets, net of amortization.............    35,311            4,202            4,083               --           43,596
Other assets.......................................     5,608               --               40               --            5,648
                                                    ---------        ---------        ---------        ---------        ---------
                                                       71,426            4,251            4,123          (29,346)          50,454
                                                    ---------        ---------        ---------        ---------        ---------
                                                    $ 168,431        $  13,466        $   7,615        $ (29,628)       $ 159,884
                                                    =========        =========        =========        =========        =========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft..................................... $      --        $     282        $      --        $    (282)       $      --
Accounts payable...................................     5,886            1,060            1,426               --            8,372
Accrued payroll and  payroll-related expenses......    15,936              579            2,325               --           18,840
Deferred income taxes..............................     2,059              155               --               --            2,214
Other accrued expenses.............................     6,016               87              844               --            6,947
                                                    ---------        ---------        ---------        ---------        ---------
         Total current liabilities.................    29,897            2,163            4,595             (282)          36,373
                                                    ---------        ---------        ---------        ---------        ---------
Long-term liabilities:
Long-term debt.....................................   109,592               --               --               --          109,592
Other long-term liabilities........................       160               --               --               --              160
                                                    ---------        ---------        ---------        ---------        ---------
         Total long-term liabilities...............   109,752               --               --               --          109,752
                                                    ---------        ---------        ---------        ---------        ---------

Commitments and Contingencies

Shareholders' equity...............................    29,356           11,303            3,020          (29,346)          14,333
Less:
Treasury shares at cost............................      (502)              --               --               --             (502)
Notes receivable from stock sales..................       (72)              --               --               --              (72)
                                                    ---------        ---------        ---------        ---------        ---------
         Total shareholders' equity................    28,782           11,303            3,020          (29,346)          13,759
                                                    ---------        ---------        ---------        ---------        ---------
                                                    $ 168,431        $  13,466        $   7,615        $ (29,628)       $ 159,884
                                                    =========        =========        =========        =========        =========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)

                                                                        NINE MONTHS ENDED MARCH  26, 2000 (UNAUDITED)
                                                       ---------------------------------------------------------------------------
                                                                                       NONGUARANTOR
                                                                       GUARANTOR        SUBSIDIARY-                  CONSOLIDATED
                                                         UNICCO       SUBSIDIARIES         UFSCC       ELIMINATIONS      TOTAL
                                                         ------       ------------     ------------    ------------   ------------

Cash flows relating to operating activities:
   Net income......................................... $  3,634        $    909        $    156        $ (1,065)       $  3,634
   Net earnings from equity investment................   (1,032)            (33)             --           1,065              --
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Amortization of intangible assets...............    2,472             291             230              --           2,993
      Amortization of debt issue costs and discount...      232              --              --              --             232
      Depreciation and amortization...................    1,276              65             283              --           1,624
      Gain on sale of contracts.......................      (25)             --              --              --             (25)
      Gain on disposals...............................      (94)             (7)             --              --            (101)
      Extraordinary loss, net of tax..................      897              --              --              --             897
      Deferred compensation plan......................       75              --              --              --              75
      Other...........................................        1              (1)             --             (69)            (69)

      Changes in assets and liabilities:
        Accounts receivable...........................     (579)           (528)           (169)             --          (1,276)
        Unbilled receivables..........................    1,049            (482)           (415)             --             152
        Intercompany receivable (payable).............      351            (369)            (51)             69              --
        Other current assets..........................    1,079              58             201              --           1,338
        Other long-term assets........................     (325)             --              17              --            (308)
        Accounts payable..............................      624            (116)             25              --             533
        Accrued expenses and other current
          liabilities.................................    3,473             192            (741)             --           2,924
        Other long-term liabilities...................      432              --              --              --             432
                                                       --------        --------        --------        --------        --------
        Net cash provided by (used in)
          operating activities........................   13,540             (21)           (464)             --          13,055
                                                       --------        --------        --------        --------        --------

Cash relating to investing activities:
   Proceeds from sale of contracts....................    4,050              --              --              --           4,050
   Purchase of property and equipment, net............   (1,787)           (100)            (44)             --          (1,931)
   Proceeds from sale of property and equipment.......      137               7              --              --             144
   Increase in notes receivables from officers........     (539)             --              --              --            (539)
                                                       --------        --------        --------        --------        --------
      Net cash provided by (used in) investing
        activities....................................    1,861             (93)            (44)             --           1,724
                                                       --------        --------        --------        --------        --------

Cash flows relating to financing activities:
   Cash overdraft.....................................    3,188             114              --             282           3,584
   Proceeds from line of credit.......................   20,096              --              --              --          20,096
   Debt prepayment plus accrued interest thereon......  (58,794)             --              --              --         (58,794)
   Distributions to shareholders......................   (1,461)             --              --              --          (1,461)
                                                       --------        --------        --------        --------        --------
      Net cash provided by (used in)
        financing activities..........................  (36,971)            114              --             282         (36,575)
                                                       --------        --------        --------        --------        --------

Effect of exchange rate changes on cash and
  cash equivalents....................................       --              --               8              --               8
                                                       --------        --------        --------        --------        --------
Net increase (decrease) in cash and cash equivalents..  (21,570)             --            (500)            282         (21,788)
Cash and cash equivalents, beginning of period........   24,002              13           1,205            (282)         24,938
                                                       --------        --------        --------        --------        --------
Cash and cash equivalents, end of period.............. $  2,432        $     13        $    705        $     --        $  3,150
                                                       ========        ========        ========        ========        ========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)

                                                                        NINE MONTHS ENDED MARCH 28, 1999 (UNAUDITED)
                                                       ---------------------------------------------------------------------------
                                                                                       NONGUARANTOR
                                                                       GUARANTOR       SUBSIDIARY-                    CONSOLIDATED
                                                         UNICCO       SUBSIDIARIES         UFSCC       ELIMINATIONS      TOTAL
                                                         ------       ------------     ------------    ------------   ------------

Cash flows relating to operating activities:
   Net income........................................... $  7,947        $  7,844        $    367        $ (8,211)       $  7,947
   Net earnings from equity investment..................   (8,134)            (77)             --           8,211              --
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Amortization of intangible assets.................    2,661             683             189              --           3,533
      Amortization of debt issue costs and discount.....      376              --              --              --             376
      Depreciation and amortization.....................    1,227             164             271              --           1,662
      Gain on disposals.................................       (7)             --              --              --              (7)
      Gain on sale of discontinued operations...........       --          (4,082)             --              --          (4,082)
      Other.............................................        7              (7)             --              65              65

      Changes in assets and liabilities:
        Accounts receivable.............................    3,711           1,904          (1,354)             --           4,261
        Unbilled receivables............................    2,585              99            (624)             --           2,060
        Intercompany receivable (payable)...............    1,693          (6,264)          4,636             (65)             --
        Other current assets............................     (149)            (20)           (335)             --            (504)
        Other long-term assets..........................     (196)             59               2              --            (135)
        Cash overdraft..................................     (671)           (310)             --             981              --
        Accounts payable................................    1,915            (180)            381              --           2,116
        Accrued expenses and other current
          liabilities...................................    3,706             223           1,626              --           5,555
        Other long-term liabilities.....................     (194)             --              --              --            (194)
                                                         --------        --------        --------        --------        --------
      Net cash provided by operating activities.........   16,477              36           5,159             981          22,653
                                                         --------        --------        --------        --------        --------

Cash relating to investing activities:
   Proceeds from sale of discontinued operations........   12,000              --              --              --          12,000
   Acquisition..........................................      104             (15)         (4,526)             --          (4,437)
   Purchases of property and equipment, net.............   (1,446)            (52)           (115)             --          (1,613)
   Proceeds from sale of property and equipment.........       62              --              --              --              62
                                                         --------        --------        --------        --------        --------
      Net cash provided by (used in) investing
        activities......................................   10,720             (67)         (4,641)             --           6,012
                                                         --------        --------        --------        --------        --------

Cash flows relating to financing activities:
   Distributions to shareholders........................   (3,152)             --              --              --          (3,152)
   Payments received for notes receivable from
    stock sales.........................................       10              --              --              --              10
                                                         --------        --------        --------        --------        --------
      Net cash used in financing activities.............   (3,142)             --              --              --          (3,142)
                                                         --------        --------        --------        --------        --------

Effect of exchange rate changes on cash and
  cash equivalents.....................................        --              --              (8)             --              (8)
                                                         --------        --------        --------        --------        --------
Net increase (decrease) in cash and cash equivalents...    24,055             (31)            510             981          25,515
Cash and cash equivalents, beginning of period.........     9,089             300           1,007          (1,245)          9,151
                                                         --------        --------        --------        --------        --------
Cash and cash equivalents, end of period...............  $ 33,144        $    269        $  1,517        $   (264)       $ 34,666
                                                         ========        ========        ========        ========        ========

(6)   LITIGATION

    In the ordinary course of business, the Company is party to various types of litigation. The Company believes that, in the aggregate, the litigation matters currently pending will not have a material adverse effect on the Company's financial position, results of operations or its cash flows, taken as a whole.

(7)   NOTES RECEIVABLE FROM OFFICER

    In March 2000, the Company loaned a total of $1.1 million to an officer of the Company. These officer notes bear interest at the applicable federal rate and is payable on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED MARCH 26, 2000 AND MARCH 28, 1999

    Beginning in January 2000, the Company refined the manner in which the regional results are reported and analyzed. The regional operating results are divided into two groups: Commercial and Industrial.

    REVENUES Revenues for the third quarter of fiscal 2000, which ended March 26, 2000, were $140.5 million compared to $133.0 million for the third quarter of fiscal 1999, which ended March 28, 1999, an increase of $7.5 million or 5.6%. This increase is attributable to revenue increases in the Company's Industrial and Commercial groups of $6.1 million and $1.4 million, respectively. The revenue increases in the Industrial and Commercial groups were primarily the result of additional services performed under new and existing contracts. These increases were partially offset by a decrease in revenue that was the result of the sale of certain contracts attributable to the Commercial group effective December 31, 1999. (See Note 3 to the Company's Condensed Consolidated Financial Statements).

    COST OF REVENUES Cost of revenues for the third quarter of fiscal 2000 were $125.7 million, or 89.5% of revenues, compared to $118.3 million, or 88.9% of revenues, for the third quarter of fiscal 1999. The increase as a percentage of revenue, was primarily due to start-up costs incurred for services to be performed under new contracts.

    GROSS PROFIT As a result of the foregoing, gross profit for the third quarter of fiscal 2000 was $14.8 million, or 10.5% of revenues, compared to $14.7 million, or 11.1% of revenues, for the comparable period in fiscal 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the third quarter of fiscal 2000 were $10.3 million, or 7.4% of revenues, compared to $10.3 million, or 7.8% of revenues, for the third quarter of fiscal 1999. The Company experienced an increase of $0.3 million in payroll and payroll-related expenses which were the result of annual salary increases effective July 1, 1999 and an increase in the bonus and commission accruals, partially offset by a reduction in headcount as a result of workforce reductions of the administrative personnel related to certain contracts sold effective December 31, 1999. (See Note 3). The increase in payroll was offset by a $0.2 million decrease in expenses related to the Company's Year 2000 remediation work performed in the third quarter of fiscal 1999 and a decrease of $0.1 million related to equipment leases. The Company's principle executive offices will be moved on May 30, 2000. After the move, the Company expects higher administrative costs due to an increase in rental expense associated with the new facility.

    AMORTIZATION OF INTANGIBLE ASSETS Amortization expense was $1.0 million and $1.1 million in the third quarter of fiscal 2000 and fiscal 1999, respectively. The change in expense was the result of the write-off of intangible assets attributable to certain contracts sold effective December 31, 1999. (See Note 3 to the Company's Condensed Consolidated Financial Statements)

    OPERATING INCOME As a result of the foregoing, income from operations for the third quarter of fiscal 2000 was $3.5 million, or 2.5% of revenues, compared to $3.4 million, or 2.5% of revenues for the third quarter of fiscal 1999.

      EBITDA As a result of the foregoing, EBITDA for the third quarter of fiscal 2000 was $5.0 million, or 3.5% of revenues, compared to $5.0 million, or 3.8% of revenues, for the third quarter of fiscal 1999. EBITDA is defined as income from continuing operations before provision for income taxes, interest expense, interest income and depreciation and amortization. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment; (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles; (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

      INTEREST EXPENSE Interest expense for the third quarter of fiscal 2000 was $2.1 million, or 1.5% of revenues, compared to $2.9 million, or 2.2% of revenues, for the third quarter of fiscal 1999. The reduction in interest expense is the result of the retirement during the second and third quarter of fiscal 2000 of $57.8 million (face amount) of the Company's Notes. (See Note 2 to the Company's Condensed Consolidated Financial Statements)

      INCOME TAXES Provision for income taxes for the third quarter of fiscal 2000 was $0.2 million, or 14.0% of income before provision for income taxes, compared to $0.2 million, or 31.6% of income before provision for income taxes, for the third quarter of fiscal 1999. The lower effective tax rate in the third quarter of fiscal 2000 resulted primarily from a decrease in taxable income of the Company's Canadian subsidiary, which is taxed at the full Canadian statutory rate.

      EXTRAORDINARY LOSS During the third quarter of fiscal 2000, the Company recorded an extraordinary loss of $1.3 million, net of state tax benefit. The extraordinary loss was attributable to the repurchase and retirement of $49.3 million of Notes during the third quarter. The extraordinary loss resulted from the write-off of unamortized deferred financing costs and bond discount associated with the Notes offset by the gain recorded by repurchasing a portion of the Notes at prices below par.

      NET INCOME (LOSS) As a result of the foregoing, net loss for the third quarter of fiscal 2000 was $(.02) million compared to net income, including the gain of $4.1 million on the sale of the Company's discontinued security business, of $4.6 million, or 3.4% of revenues, for the third quarter of fiscal 1999.

COMPARISON OF NINE MONTH PERIODS ENDED MARCH 26, 2000 AND MARCH 28, 1999

      REVENUES Revenues for the nine months ended March 26, 2000 were $417.6 million compared to $385.9 million for the comparable period of fiscal 1999, an increase of $31.7 million or 8.2%. This increase is attributable to revenue increases in the Company's Industrial and Commercial groups of $17.1 million and $14.6 million, respectively. The revenue increase in the Industrial group was primarily the result of additional services performed under new and existing contracts. The revenue increase in the Commercial group was primarily the result of the following: (i) additional services performed under new and existing contracts and (ii) a revenue increase in the Company's Canadian operations as a result of a full nine months of revenue following the September 1998 acquisition of Empire Maintenance Industries, Inc. The increase in the Commercial group was partially offset by a decrease in revenue that was the result of the sale of certain contracts attributable to the Commercial group effective December 31, 1999. (See Note 3 to the Company's Condensed Consolidated Financial Statements).

      COST OF REVENUES Cost of revenues for the nine months ended March 2000 were $370.1 million, or 88.6% of revenues, compared to $340.8 million, or 88.3% of revenues, for the comparable period of fiscal 1999. The increase in cost of revenues as a percentage of revenues resulted primarily from increases in payroll and payroll related expenses due to annual salary increases effective July 1, 1999 and costs incurred in the start-up of new contracts.

      GROSS PROFIT As a result of the foregoing, gross profit for the nine months ended March 2000 was $47.4 million, or 11.4% of revenues, compared to $45.1 million, or 11.7% of revenues, for the comparable period in fiscal 1999.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the nine months ended March 2000 were $31.9 million, or 7.6% of revenues, compared to $30.0 million, or 7.8% of revenues, for the comparable period of fiscal 1999. The increase of $1.9 million was primarily due to the following factors: (i) an increase of $1.6 million related to payroll and payroll-related expenses which were the result of annual salary increases effective July 1, 1999, the impact of the Empire acquisition and an increase in the bonus and commission accruals partially offset by a reduction in headcount as a result of workforce reductions of the administrative personnel related to certain contracts sold effective December 31, 1999, (ii) travel and transportation expenses increased $0.7 million primarily due to incremental lease and maintenance-related expenses for certain transportation equipment and as a result of the impact of new business opportunities and servicing a growing, geographically disbursed customer base, and (iii) advertising expenses increased $0.2 million. These increases were offset primarily by a decrease in Year 2000 remediation costs of $0.6 million.

    AMORTIZATION OF INTANGIBLE ASSETS Amortization expense was $3.0 million and $3.2 million in the nine month periods of fiscal 2000 and fiscal 1999, respectively. The change in expense was the result of the write-off of intangible assets attributable to certain contracts sold effective December 31, 1999. (See Note 3 to the Company's Condensed Consolidated Financial Statements)

    OPERATING INCOME As a result of the foregoing, income from operations for the nine-month period ended March 2000 was $12.5 million, or 3.0% of revenues, compared to $11.8 million, or 3.1% of revenues for the comparable period.

    EBITDA As a result of the foregoing, EBITDA for the nine months ended March 26, 2000 was $17.1 million, or 4.1% of revenues, compared to $16.7 million, or 4.3% of revenues, for the comparable period. EBITDA is defined as income from continuing operations before provision for income taxes, interest expense, interest income and depreciation and amortization.

    INTEREST EXPENSE Interest expense for the nine months ended March 2000 was $8.0 million, or 1.9% of revenues, compared to $8.8 million, or 2.3% of revenues, for the comparable period. The reduction in interest expense was the result of the retirement during the second and third quarter of fiscal 2000 of $57.8 million (face amount) of the Company's Notes. (See Note 2 to the Company's Condensed Consolidated Financial Statements)

    INCOME TAXES Provision for income taxes for the nine months ended March 2000 was $0.9 million, or 16.2% of income before provision for income taxes, compared to $0.8 million, or 22.1% of income before provision for income taxes, for the comparable period. The lower effective tax rate for fiscal 2000 resulted from the fact that a higher percentage of income before income taxes was generated in the United States, which has a lower effective rate than the Canadian subsidiary.

    EXTRAORDINARY LOSS During the first nine months of fiscal 2000, the Company recorded an extraordinary loss of $0.9 million, net of state tax benefit. The extraordinary loss was attributable to the repurchase and retirement of $57.8 million of Notes. The extraordinary loss resulted from the write-off of unamortized deferred financing costs and bond discount associated with the Notes offset by the gain recorded for repurchasing a portion of the Notes at prices below par.

    NET INCOME As a result of the foregoing, net income for the nine months ended March 2000 was $3.6 million, or 0.9% of revenues, compared to a net income, including $5.2 million (net of tax) from the operations and sale of the Company's discontinued security business, of $7.9 million, or 2.1% of revenues, for the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended March 26, 2000, the Company's cash decreased by $21.8 million. Cash activity included $36.6 million of net cash used for financing activities partially offset by $13.1 million and $1.7 million of net cash provided by operating and investing activities, respectively.

    Net cash provided by investing activities resulted from the receipt of $4.05 million for the sale of certain contracts. (See Note 3 of the Company's Condensed Consolidated Financial Statements). This inflow was offset by capital expenditures of $1.9 million and increases in notes receivable from officers of $0.5 million. Net cash used in financing activities included payments of $58.8 million which was comprised of $58.1 million used to retire and pay the related accrued interest on $57.8 million (face amount) of Notes and $0.7 million of optional principal payments on the Company's other subordinated indebtedness. Cash used in financing activities also included $1.5 million of shareholder distributions. This use of cash for financing activities was partially offset by $20.1 million in cash drawn from the Company's revolving credit facility to partially fund the Notes retirement and an increase of $3.6 million in the cash overdraft.

    For the nine months ended March 28, 1999, the Company's cash increased by $25.5 million. Net cash provided by operating activities of $22.7 million included net income of $7.9 million and a decrease in accounts receivable of $6.3 million. The net income included a $4.1 million gain on the sale of discontinued security operations. The decrease in accounts receivable was primarily due to the collection of receivables associated with the discontinued security operations as well as management's efforts to expedite the collection of receivables. Net cash provided by investing activities was $6.0 million. Investing activities included cash used of $4.4 million for the Empire acquisition in September 1998 and cash provided of $12.0 million from the sale of the discontinued security operations. Net cash used in financing activities was $3.1 million, representing distributions to shareholders.

    Capital expenditures were $1.9 million and $1.6 million, respectively, for the nine month periods ended March 2000 and l999. The Company's operations do not generally require material investment in capital assets. The Company expects that its capital expenditure requirements will not increase materially during the fourth quarter of fiscal 2000.

    The Company is party to an amended revolving credit facility (the "Credit Facility") under which the Company may borrow up to $45.0 million for working capital and general corporate purposes, subject to certain conditions. There were cash borrowings of $20.1 million under the Credit Facility as of March 26, 2000. The Credit Facility, the Indenture governing the Company's Senior Subordinated Notes due 2007 and the terms of the Company's other subordinated indebtedness include certain financial and operating covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, make investments and take other actions. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors.

    The Company's principal capital requirements are to service the Company's indebtedness, for working capital and, to a lesser extent, to fund capital expenditures. The Company believes that its cash flow from operations, together with cash on hand and its borrowing capacity under the Credit Facility, will be sufficient to meet such requirements as they now exist.

YEAR 2000 COMPLIANCE

    The Company has not experienced any material adverse effects on its financial condition or results of operations due to Year 2000 issues. Subsequent to the date change, the Company has experienced no problems with either information or non-information technology systems. At this point in time the Company has not experienced, nor is aware, of any problems with Year 2000 compliance issues that have affected its customers, suppliers or other third parties.

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

    The Company had $20.1 million in cash borrowings under the Credit Facility as of March 26, 2000. These funds were borrowed under the following two rates:
(i) $18.0 million was borrowed at LIBOR plus 2.25% (8.19% as of March 26, 2000) and (ii) the remaining outstanding balance was borrowed at prime plus 0.75% which was 9.75% as of March 26, 2000. At March 26, 2000, the Company had additional outstanding indebtedness that consisted of $47.2 million of Senior Subordinated Notes and $4.25 million under a Subordinated Promissory Note with fixed interest rates of 9.875% and 14%, respectively.

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

      ITEM 3.         DEFAULTS UPON SENIOR SECURITIES


      ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                      Not applicable.

      ITEM 5.         OTHER INFORMATION

                      See the information regarding repurchases of the Company's Senior Subordinated Notes in Note 2 to the accompanying Condensed Consolidated Financial Statements and under "Management's Discussion and Analysis of Financial Condition and Results of Operations." Also, see the information regarding disposition activity in Note 3 to the accompanying Condensed Consolidated Financial Statements.

                      Effective May 30, 2000, the Company's principal executive offices will be moved to the following location:
                               275 Grove Street
                               Suite 3-2000
                               Auburndale, MA 02466

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

                              UNICCO SERVICE COMPANY
                              ----------------------------------------------
                              Registrant


May 10, 2000                  By: /s/ Steven C. Kletjian
                                  -----------------------------------------
                                  Steven C. Kletjian, President,
                                  Chief Executive Officer
                                  (Principal Executive Officer)


May 10, 2000                  By: /s/ George A. Keches
                                  -----------------------------------------
                                  George A. Keches, Vice President -
                                  Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)