Form 10-K
period 2000-06-25
UNICCO SERVICE CO
filed 2000-09-20
CIK 1050011

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K
(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 25, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER 333-42407

                                 ---------------

                             UNICCO SERVICE COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              MASSACHUSETTS                              04-2872501
     (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)

            275 GROVE STREET                                02466
        AUBURNDALE, MASSACHUSETTS                        (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 527-5222

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

================================================================================

                             UNICCO SERVICE COMPANY

                                    FORM 10-K

                         FISCAL YEAR ENDED JUNE 25, 2000

                                TABLE OF CONTENTS

ITEM                                 PART I                                PAGE

1.   Business............................................................... 3
2.   Properties............................................................. 7
3.   Legal Proceedings...................................................... 7
4.   Submission of Matters to a Vote of Security Holders.................... 7

                                    PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters.. 7
6.   Selected Financial Data................................................ 8
7.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations.................................................. 9
7A.  Quantitative and Qualitative Disclosures About Market Risk.............16
8.   Financial Statements and Supplementary Data............................17
9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure...................................................42

                                    PART III

10.  Directors and Executive Officers of the Registrant.....................42
11.  Executive Compensation.................................................45
12.  Security Ownership of Certain Beneficial Owners and Management.........46
13.  Certain Relationships and Related Transactions.........................46

                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......47
     Signatures.............................................................51

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Report, particularly in Items 1, 2, 3, 7 and 7A hereof, are forward-looking and represent the Company's expectations or beliefs concerning future events. Without limiting the foregoing, the words "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements. The Company cautions that these and similar statements are subject to risks, uncertainties and assumptions that could cause actual results or events to differ materially from those described in such forward-looking statements. Factors which could cause such differences include the Company's degree of leverage, covenants and restrictions in the Company's debt agreements, dependence on key personnel, the short-term nature of the Company's contracts, potential environmental or other liabilities, competitive factors and pricing pressures, wage and insurance rates, assimilation of past or future acquisitions, general economic conditions and acts of third parties, as well as other factors which are described in the Company's Registration Statement on Form S-4 (File No. 333-42407) and from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

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

     Effective December 31, 1999, the Company sold certain janitorial contracts, located primarily in the Midwest, for $4.05 million in cash with an additional contingent purchase price of $450,000. The contingent purchase price is payable based upon such contracts achieving a defined minimum profit during the six-month period following the sale.

     During the second and third quarters of fiscal 2000, the Company repurchased $57.9 million of its Senior Subordinated Notes (see Note 2 of Notes to Consolidated Financial Statements).

     The Company's fiscal year ends on the last Sunday in June of each year. References herein to "fiscal 2000" refer to the Company's fiscal year ended June 25, 2000.

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

     During fiscal 2000, the Company moved its corporate headquarters from Boston, Massachusetts to Auburndale, Massachusetts. The Company has two operating units, a Commercial Division and an Industrial Division, which are regionally organized. The Company's customer service functions in these divisions are organized geographically under a system of regional managers.

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

     The Company's revenue stream is diverse, with no single customer accounting for more than 8% of the Company's revenues in fiscal 2000. The Company services customers in 48 states, including Hawaii, and each of the Canadian provinces. The Company has enjoyed a long-term relationship with many of its largest customers.

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

     The Company structures its service contracts under three principal methods: fixed price, cost plus fixed fee and modified cost plus. All contracts are based upon a defined scope and frequency of services to be provided. Under fixed price contracts, which currently account for approximately 47% of the Company's revenues, the customer agrees to a fixed dollar amount for all labor and non-labor costs. Cost plus fixed fee contracts, which currently account for approximately 31% of the Company's revenues, provide for the customer to be billed for labor and non-labor costs, allocated overhead and a negotiated fee based upon these costs. Modified cost plus contracts, which currently account for approximately 22% of the Company's revenues, primarily provide for actual hours worked to be billed at pre-determined hourly rates. In certain instances, modifications to the cost plus fixed fee contracts are structured to include an incentive fee or shared cost savings based upon operating efficiencies obtained. Certain of the Company's contracts, particularly government contracts, require the Company to post a performance bond and/or payment bond as a condition of the contract award.

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

     In the broader market for providing bundled facility management services to customers or for multi-site/multi-function contracts, as well as outsourced manufacturing and administrative support services, the Company competes primarily against large national firms. ABM Industries, Aramark, Encompass (formerly Group Mac and Building One Services), Fluor Corp., Johnson Controls, Marriott Corporation, OneSource and Service Master, among others, all supply similar services to customers in the Company's principal market sectors. These organizations generally have substantially greater financial and marketing resources than the Company.

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

EMPLOYEES

     The Company employs over 20,000 employees. Approximately 43% of the Company's work force is unionized under more than 132 different union contracts. The Company has not experienced any strikes or work stoppages, and management generally considers its relationships with its employees and its unions to be satisfactory.

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

                                                       NO. OF          LEASE
     LOCATION                                        SQUARE FEET    EXPIRATION
     --------                                        -----------    ----------
     Arlington, Virginia......................           4,555          2002
     Auburndale, Massachusetts(1).............          40,386          2010
     Boston, Massachusetts....................          12,800          2002
     Bloomfield Hills, Michigan...............           3,150          2003
     Honolulu, Hawaii.........................           3,260          2004
     Oklahoma City, Oklahoma..................           8,600          2001
     Toronto, Ontario.........................           7,121          2004
     Pine Brook, New Jersey...................          16,234          2002
     Chelsea, Massachusetts...................          10,400          2006

(1) This location serves as the Company's corporate headquarters.

     The following locations are leased by the Company on behalf of a customer. The Company is fully reimbursed by the customer for all rental expenses under these leases. These leases are assignable to the customer if the Company's services are terminated.

                                         NO. OF        LEASE
     LOCATION                          SQUARE FEET   EXPIRATION
     --------                          -----------   ----------
     Louisville, Kentucky                43,000         2003
     Elyria, Ohio                        66,000         2003
     Lakewood, New Jersey                62,000         2004
     Houston, Texas                      52,000         2004
     Port Allen, Louisiana               50,000         2005
     Niagara Falls, Ontario              80,000         2007


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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data as of and for each of the five years in the period ended June 25, 2000 have been derived from, and are qualified by reference to, the Consolidated Financial Statements of the Company. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere herein.

                                                                FOR THE YEARS ENDED
                                           ----------------------------------------------------------------
                                           JUNE 30,     JUNE 29,      JUNE 28,      JUNE 27,      JUNE 25,
                                           1996(a)        1997          1998          1999          2000
                                           --------     ---------     ---------     ---------     ---------
STATEMENT OF INCOME DATA:
Revenues ...............................   $ 98,315     $ 471,869     $ 491,014     $ 522,363     $ 555,084
Cost of service revenues ...............     84,244       421,487       436,599       462,563       493,007
                                           --------     ---------     ---------     ---------     ---------
  Gross profit .........................     14,071        50,382        54,415        59,800        62,077

Selling, general and
  administrative expenses ..............     11,492        31,651        35,827        40,504        43,804
Amortization of intangible
  assets ...............................        551         4,151         4,208         4,278         3,939
                                           --------     ---------     ---------     ---------     ---------
  Income from continuing
  operations ...........................      2,028        14,580        14,380        15,018        14,334
Interest income ........................         85            66           201           826           914
Interest expense .......................       (178)      (11,491)      (11,631)      (11,914)       (9,872)
                                           --------     ---------     ---------     ---------     ---------
  Income from continuing
  operations before income
  taxes and extraordinary
  item .................................      1,935         3,155         2,950         3,930         5,376
Provision for income
  taxes(b) .............................        189         2,328           646           824         1,005
                                           --------     ---------     ---------     ---------     ---------
  Income from continuing
  operations before
  extraordinary item ..................       1,746           827         2,304         3,106         4,371
Discontinued operations:
  Income from discontinued
  operations, net of taxes
  of $11, $591 and $(12) ...............         --           356         1,070         1,143            --
  Gain on sale of discontinued
  operations, net of taxes of $0 .......         --            --            --         4,082            --
                                           --------     ---------     ---------     ---------     ---------

Income before extraordinary item .......      1,746         1,183         3,374         8,331         4,371
Extraordinary loss, net of
tax benefit of $66 and $36 .............         --            --        (2,958)           --          (897)
                                           --------     ---------     ---------     ---------     ---------
  Net income ...........................   $  1,746     $   1,183     $     416     $   8,331     $   3,474
                                           ========     =========     =========     =========     =========

OTHER FINANCIAL DATA:
EBITDA(c) ..............................   $  3,398     $  21,174     $  20,870     $  21,701     $  20,462
EBITDA margin(d) .......................        3.5%          4.5%          4.3%          4.2%          3.7%
Cash flows provided (used) by:
  Operating activities .................      5,643       (35,841)       24,137        14,821         9,441
  Investing activities .................    (52,399)       (2,528)       (3,683)        4,397         1,873
  Financing activities .................     46,792        42,140       (15,159)       (3,416)      (33,922)
Depreciation and
amortization from
continuing operations ..................   $  1,370     $   6,594     $   6,490     $   6,683     $   6,128
Capital expenditures for
continuing operations ..................      1,227         2,484         1,513         2,308         2,813

BALANCE SHEET DATA (AT END
  OF PERIOD):
  Cash .................................   $    157     $   3,928     $   9,151     $  24,938     $   2,333
  Working capital from
    continuing operations ..............     (2,278)       45,050        55,741        67,643        45,006
  Total assets .........................     85,167       161,087       150,789       159,884       128,131
  Total long-term debt
  (including current maturities) .......     62,850       107,147       109,544       109,592        76,884

----------
(a) Fiscal 1996 was a 53-week year. As a result, the Company's results of operations for fiscal 1996 include approximately $1.0 million of payroll and payroll-related expenses attributable to the additional week of operations that were not billed in the period to customers with fixed price contracts.

(b) For the year ended June 30, 1996, the Company was not subject to federal and certain state income taxes as it had elected to be treated as a subchapter S corporation. For the year ended June 29, 1997, certain subsidiaries of the Company were taxed as C corporations through December 31, 1996, at which time they elected to be treated as subchapter S corporations. See Note 10 of Notes to the Company's Consolidated Financial Statements.

(c) EBITDA is defined as income from continuing operations before provision for income taxes and extraordinary item, interest expense, interest income and depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment; (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles; (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

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

     The Company's cost of service revenues primarily consists of direct labor costs and related benefits, insurance, supplies and equipment. For fiscal 2000 and fiscal 1999, 79.1% and 80.7%, respectively, of the cost of service revenues consisted of direct labor costs and related benefits. Selling, general and administrative expenses include employee compensation and benefits, travel, insurance, rent, recruiting and training, professional fees and bad debt expense. For fiscal 2000 and fiscal 1999, 52.5% and 51.5%, respectively, of selling, general and administrative expenses consisted of employee compensation and benefits.

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

RESULTS OF OPERATIONS

     The following comparisons of the Company's results of operations for fiscal years 2000, 1999 and 1998 should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto. The following table sets forth, for the periods indicated, certain operating data expressed both in dollars and as a percentage of revenues for the period.


                                                                FOR THE YEARS ENDED
                                         ---------------------------------------------------------------
                                             JUNE 25, 2000       JUNE 27, 1999         JUNE 28, 1998
                                         ---------------------------------------------------------------
                                                               (DOLLARS IN THOUSANDS)
Revenues .............................   $ 555,084     100.0% $522,363      100.0%  $491,014      100.0%
Cost of service revenues .............     493,007      88.8   462,563       88.6    436,599       88.9
                                         ---------     -----  --------      -----   --------      -----
  Gross profit .......................      62,077      11.2    59,800       11.4     54,415       11.1
Selling, general and
  administrative expenses ............      43,804       7.9    40,504        7.7     35,827        7.3
Amortization of intangible
  assets .............................       3,939       0.7     4,278        0.8      4,208        0.9
                                         ---------     -----  --------      -----   --------      -----
  Income from continuing
  Operations .........................      14,334       2.6    15,018        2.9     14,380        2.9
Interest income ......................         914       0.2       826        0.2        201        --
Interest expense .....................      (9,872)     (1.8)  (11,914)      (2.3)   (11,631)      (2.4)
                                         ---------     -----  --------      -----   --------      -----
  Income from continuing
  operations before income
  taxes and extraordinary item .......       5,376       1.0     3,930        0.8      2,950        0.6
Provision for income taxes ...........       1,005       0.2       824        0.2        646        0.1
                                         ---------     -----  --------      -----   --------      -----
  Income from continuing
  operations before
  extraordinary item .................       4,371       0.8     3,106        0.6      2,304        0.5
Discontinued operations:
  Income from discontinued
  operations, net of taxes of
  $(12) and $591 .....................          --        --     1,143        0.2      1,070        0.2
  Gain on sale of
  discontinued operations,
  net of taxes of $0 .................          --        --     4,082        0.8         --       --
                                         ---------     -----  --------      -----   --------      -----
Income before extraordinary item .....       4,371       0.8     8,331        1.6      3,374        0.7
Extraordinary loss, net
of tax  benefit of $36 and $66 .......        (897)     (0.2)       --         --     (2,958)      (0.6)
                                         ---------     -----  --------      -----   --------      -----
  Net income .........................   $   3,474       0.6% $  8,331        1.6%  $    416        0.1%
                                         =========     =====  ========      =====   ========      =====


COMPARISON OF YEARS ENDED JUNE 25, 2000 AND JUNE 27, 1999

     Revenues. Revenues for fiscal 2000 were $555.1 million, an increase of $32.7 million, or 6.3%, compared to revenues of $522.4 million for fiscal 1999. The increase was attributable to revenue increases in the Company's Commercial and Industrial Divisions of $25.3 million and $16.9 million, respectively. The revenue increase in the Commercial Division was primarily the result of the following: (i) additional services performed under new and existing contracts and (ii) a revenue increase in the Company's Canadian subsidiary as a result of a full year of revenue following the September 1998 acquisition of Empire Maintenance Industries, Inc. The revenue increase in the Industrial Division was primarily the result of additional services performed under new and existing contracts. The increase in the Commercial Division was partially offset by a decrease in revenue of $9.5 million that was the result of the sale of certain contracts, primarily in the Midwest, effective December 31, 1999. (See Note 3 to the Company's Consolidated Financial Statements.)

     Cost of Service Revenues. Cost of service revenues for fiscal 2000 was $493.0 million, or 88.8% of revenues, compared to $462.6 million, or 88.6% of revenues, for fiscal 1999. The increase in cost of revenues as a percentage of revenues resulted primarily from increases in payroll and payroll related expenses due to annual salary increases effective July 1, 1999 and costs incurred in the start-up of new contracts.

     Gross Profit. As a result of the foregoing, gross profit for fiscal 2000 was $62.1 million, or 11.2% of revenues, compared to $59.8 million, or 11.4% of revenues, for fiscal 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2000 were $43.8 million or 7.9% of revenues, compared to $40.5 million or 7.7% of revenues, for fiscal 1999. The increase of $3.3 million was primarily due to increases in payroll-related expenses, travel and entertainment and vehicle expense. Payroll related expenses for the Company increased $1.4 million primarily as a result of annual salary increases effective July 1, 1999, and to a lesser extent headcount increases related to the Company's implementation of a shared services center at its new headquarters. These increases were partially offset by a $0.3 million decrease in salaries due to headcount reductions as a result of the sale of certain contracts effective December 31, 1999. (See Note 3 to the Company's Consolidated Financial Statements). The Company also incurred $1.2 million of severance costs in fiscal 2000. Travel and transportation expenses increased $0.7 million primarily due to incremental lease and maintenance related expenses for certain transportation equipment and as a result of the impact of new business opportunities and servicing a growing, geographically dispersed customer base. Professional fees for consulting related to the implementation of the shared service center were $0.4 million in fiscal 2000. This increase over fiscal 1999 was offset by a decrease in professional fees related to the upgrade of the Company's primary financial accounting system in preparation for the Year 2000. There was also a $0.2 million increase in expense between the comparable periods related to changes in the exchange rate used to revalue the Company's receivable from its Canadian subsidiary.

     The shared service center will process substantially all payroll, billing and accounts payable transactions for the Company. Historically, such transactions have been processed primarily by regional offices. Management expects that the centralization of these processes will result in more efficiency as well as a reduction of head count and other ancillary costs at regional offices. The remaining implementation costs of the shared services center are expected to be approximately $1.6 million in fiscal 2001.

     The Company's principal executive office was moved on May 30, 2000. After the move, the Company expects higher costs as a result of the relocation due to an increase in rental expense and the cost of leasehold improvements associated with the new facility.

     Amortization of Intangible Assets. Amortization expense was $3.9 million in fiscal 2000 as compared to $4.3 million in fiscal 1999. The decrease in amortization expense is the result of the write-off of intangibles related to certain contracts sold effective December 31, 1999. (See Note 3 to the Company's Consolidated Financial Statements.)

     Income from Continuing Operations. As a result of the foregoing, income from continuing operations for fiscal 2000 was $14.3 million, or 2.6% of revenues, compared to $15.0 million, or 2.9% of revenues, for fiscal 1999.

     EBITDA. EBITDA for fiscal 2000 was $20.5 million, or 3.7% of revenues, compared to $21.7 million, or 4.2% of revenues, for fiscal 1999. EBITDA is defined as income from continuing operations before provision for income taxes, interest expense, interest income and depreciation and amortization. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment; (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles; (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity. Cash flows from operating, investing and financing activities for fiscal 2000 were $9.4 million, $1.9 million and $(33.9) million, respectively. Cash flows from operating, investing and financing activities for fiscal 1999 were $14.8 million, $4.4 million and $(3.4) million, respectively.

     Interest Expense/Income. Interest expense for fiscal 2000 was $9.9 million, or 1.8% of revenues, compared to $11.9 million, or 2.3% of revenues, for fiscal 1999. Interest income for fiscal 2000 was $0.9 million, compared to $0.8 million for fiscal 1999. The decrease in interest expense was primarily the result of the repurchase of $57.9 million face amount of the Company's Senior Subordinated Notes (the "Notes") during the second and third quarters of fiscal 2000. (See
Note 2 to the Company's Consolidated Financial Statements.)

     Income Taxes. Provision for income taxes for fiscal 2000 was $1.0 million, or 18.7% of income from continuing operations before provision for income taxes, compared to $0.8 million, or 21.0% of income from continuing operations before provision for income taxes, for fiscal 1999. The lower effective tax rate for fiscal 2000 resulted primarily from a decrease in taxable income of the Company's Canadian subsidiary, which is taxed at the full Canadian statutory rate.

     Extraordinary Loss. During fiscal 2000, the Company recorded an extraordinary loss of $0.9 million, net of state tax benefit. The extraordinary loss was attributable to the repurchase and retirement of $57.9 million face value of Notes. The extraordinary loss resulted from the write-off of unamortized deferred financing costs and bond discount associated with the Notes. This loss was partially offset by the gain recorded for the Notes which were repurchased at prices below par.

     Net Income. As a result of the foregoing, net income for fiscal 2000 was $3.5 million, or 0.6% of revenues, compared to $8.3 million, or 1.6% of revenues for fiscal 1999. Fiscal 1999 included income of $5.2 million (net of tax) from the operations and sale of the Company's discontinued security business.

COMPARISON OF YEARS ENDED JUNE 27, 1999 AND JUNE 28, 1998

     Revenues. Revenues for fiscal 1999 were $522.4 million, an increase of $31.4 million, or 6.4%, compared to revenues of $491.0 million for fiscal 1998. This increase was primarily attributable to revenue increases in the Company's Commercial and Industrial Divisions of $21.6 million and $9.8 million, respectively. The revenue increase in the Commercial Division was primarily the result of increased revenues in the Canadian subsidiary ($14.1 million) primarily as a result of the September 1998 acquisition of Empire and increases in revenue attributable to the Company's February 1998 acquisition of ABS. The Commercial Division also experienced revenue increases of $4.1 million as a result of additional services performed under new and existing contracts. The revenue increase in the Industrial Division was primarily the result of additional services performed under new and existing contracts, partially offset by the loss of several contracts. Management believes the loss of such contracts is not material to the consolidated results of operations.

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

     EBITDA. EBITDA for fiscal 1999 was $21.7 million, or 4.2% of revenues, compared to $20.9 million, or 4.3% of revenues, for fiscal 1998. Cash flows from operating, investing and financing activities for fiscal 1999 were $14.8 million, $4.4 million and $(3.4) million, respectively. Cash flows from operating, investing and financing activities for fiscal 1998 were $24.1 million, $(3.7) million and $(15.2) million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

     For fiscal 2000, the Company's cash balance decreased by $22.6 million. The decrease was attributable to cash provided by operations of $9.4 million and cash provided by investing activities of $1.8 million offset by cash used in financing activities of $33.9 million. Cash provided by operations was primarily the result of an increase to cash of $10.8 million related to net income adjusted for non-cash items such as amortization of intangible assets, debt issue costs and discount, depreciation and the extraordinary loss on the retirement of debt. This increase was partially offset primarily by decreases in the Company's accrued expenses and increases in the Company's accounts payable and other assets. The increase in accounts payable of $1.4 million was primarily the result of the overall growth of the Company. The increase in other assets is primarily related to increases in prepaid insurance. Cash provided by investing activities was primarily the result of proceeds from the sale of certain contracts (See Note 3 of Notes to Consolidated Financial Statements) for $4.05 million. Proceeds of $0.6 and $0.2 million, respectively, were the result of repayments of officer loans and the sale of property and equipment. These increases in investing activities were partially offset by capital expenditures of $2.8 million. Net cash used for financing activities included payments of $59.0 million which was comprised of $58.1 million used to retire and pay the related accrued interest on $57.9 million (face amount) of Notes and $1.0 million of optional principal payments on the Company's other subordinated indebtedness. Net cash used in financing activities also included distributions to shareholders of $3.4 million. These uses of cash in financing activities were partially offset by proceeds from the Company's the line of credit of $25.9 million and a cash overdraft of $2.6 million.

    For fiscal 1999, the Company's cash balance increased by $15.8 million. The increase was primarily attributable to cash provided by operations of $14.8 million and cash provided by investing activities of $4.4 million offset by cash used in financing activities of $3.4 million. Cash provided by operations was primarily the result of $4.2 million of net income (excluding the gain on the sale of discontinued operations), a decrease in accounts receivable and unbilled receivables of $2.3 million, an increase in other current assets of $2.3 million and an increase in accounts payable of $3.2 million. The reduction in accounts receivable was the result of the collection of the receivables associated with the sale of the Company's security business, which was sold effective December 28, 1998. The increase in other current assets was primarily the result of an increase in prepaid insurance. The increase in accounts payable was primarily the result of additional trade payables associated with the Empire acquisition as well as the timing of disbursements to vendors and overall growth in the Company's operations. Cash provided by investing activities was primarily the result of proceeds from the sale of the Company's security business for $12.0 million, offset by decreases related to the purchase of Empire for $4.4 million and capital expenditures of $2.3 million. Cash used for financing activities represented distributions to shareholders of $3.4 million.

    Capital expenditures were $2.8 million in fiscal 2000 and $2.3 million in fiscal 1999. The Company's operations do not generally require material investment in capital assets. The Company does not expect that its capital expenditure requirements will increase materially in fiscal 2001.

     The Company's business generally is not seasonal. However, gross margin as a percentage of revenue historically declines in the Company's third and fourth quarters due to the impact of higher federal and state unemployment tax expense beginning January 1.

     In October 1997, the Company consummated the $105 million Notes Offering and entered into the Credit Facility. The net proceeds from the Notes Offering and the Credit Facility were used to repay approximately $84.8 million of indebtedness under the Company's existing credit facilities and $19.7 million of certain other indebtedness, fees and expenses incurred in connection with such financing. In March 1998, the Company exchanged all $105 million in principal amount of the privately-placed Senior Subordinated Notes issued in the Notes Offering for a like amount of publicly traded Senior Subordinated Notes (the "Notes"). The Company repurchased $57.9 million face amount of the Notes in fiscal 2000, using cash on hand and $23.2 million in borrowings under the Credit Facility (see Note 2 of Notes to Consolidated Financial Statements).

     The remaining Notes will mature on October 15, 2007. The Notes will not be redeemable at the Company's option prior to October 15, 2002. Thereafter, the Notes will be subject to redemption at any time at the option of the issuers at fixed redemption prices. Interest on the remaining Notes accrues at the rate of 9 7/8% per annum and is payable in arrears on April 15 and October 15 of each year, in an annual amount equal to approximately $4.6 million. The payment of principal and interest on the Notes is subordinated in right to the prior payment of all senior debt of the Company, including borrowings under the Credit Facility.

     The Company's long-term indebtedness consists of borrowings under the Credit Facility, approximately $47.0 million of Notes and $4.0 million of subordinated indebtedness (which ranks equal in right of payment with the Notes). Under the Credit Facility, the Company has the ability to borrow up to $45.0 million for working capital and general corporate purposes, subject to certain conditions. At June 25, 2000, the Company had $25.9 million in cash borrowings outstanding under the Credit Facility. Available credit, after deducting letters of credit, was $13.3 million at June 25, 2000. The Credit Facility, the Indenture governing the Notes and the terms of the Company's other subordinated indebtedness include certain financial and operating covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, make investments and take other actions. As of June 25, 2000, the Company was in compliance with such covenants. As of the first and second quarters of fiscal 2000, the Company was in violation of one of the financial ratio covenants under the Credit Facility. The Company obtained waivers of these violations from the lenders. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors.

     The Company's principal capital requirements are to service the Company's indebtedness, for working capital and, to a lesser extent, to fund capital expenditures. The Company believes that its cash flow from operations, together with cash on hand and its borrowing capacity under the Credit Facility, will be sufficient to meet such requirements during fiscal 2001.

RECENT ACCOUNTING DEVELOPMENTS

     In December 1999, the Security and Exchange Commission published Staff Accounting Bulletin N0. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. Conformity with SAB 101 will not have a significant impact on the Company as the Company's current revenue recognition policy is based on Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" which is unchanged under SAB 101.

     During fiscal 2000, the Financial Accounting Standards Board deferred the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities" (SFAS 133), to fiscal years beginning after June 15, 2000. SFAS 133 established accounting and reporting standards for derivative instruments and hedging activities. Adoption of SFAS 133 will not have any impact on the Company as the Company does not invest in any derivative instruments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk.

INTEREST RATE RISK

     The Company's exposure to market risk associated with changes in interest rates relates to variable-rate and fixed-rate debt arrangements. The table below summarizes the Company's market risks associated with debt obligations as of June 25, 2000. The $45.0 million Credit Facility is the Company's only variable-rate debt arrangement, as the Notes and the Company's other subordinated indebtedness bear fixed rates of interest. The Company had cash borrowings of $25.9 million outstanding under the Credit Facility at June 25, 2000. The cash borrowings were outstanding at two interest rates; $5.9 million was outstanding at the Base Rate plus the Applicable Base Rate Margin, as defined (9.50% at June 25, 2000) and $20.0 million was outstanding at the Adjusted Eurodollar Rate plus the Applicable Eurodollar Margin, as defined (8.09% at June 25, 2000). There were no cash borrowings outstanding under the Credit Facility at June 27, 1999. As the Company's other outstanding debt is at a fixed rate, the Company has not entered into any interest rate protection agreements.


                                                                EXPECTED FISCAL YEAR OF MATURITY
                                          2001         2002       2003          2004     2005      THEREAFTER

Fixed-Rate Senior Subordinated Notes        -            -              -         -         -     $47,157,000
Interest rate                               -            -              -         -         -           9.875%

Credit Facility                             -            -     $25,886,000        -         -               -
Interest Rate                               -            -            8.31%       -         -               -

Fixed-Rate Subordinated
Promissory Note                             -   $4,000,000              -         -         -               -
Interest rate                               -        14.00%             -         -         -               -



     The estimated fair values of the Senior Subordinated Notes and the Subordinated Promissory Note at June 25, 2000 are presented below (in thousands):

                                            CARRYING       FAIR
                                             AMOUNT        VALUE
                                            --------      -------
Fixed-Rate Senior Subordinated Notes        $ 46,998      $45,153
Fixed-Rate Subordinated Promissory Note        4,000        4,390
Variable Rate Credit Facility                 25,886       25,886

FOREIGN CURRENCY RISK

     The Company also has exposure to foreign currency exchange rate fluctuations for the cash flows received from its foreign affiliate. The U.S. operations bear the risk of exchange rate fluctuations as the intercompany loan to the Canadian subsidiary is repaid in Canadian dollars. This risk is mitigated by the fact that the operations of its only foreign subsidiary, which is located in Canada, are conducted in the local currency. Currently, the Company does not engage in foreign currency hedging activities as it does not believe that its foreign currency exchange rate risk is material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                             UNICCO SERVICE COMPANY

                                                                         PAGE
                                                                         ----
Report of Independent Accountants.........................................18

Consolidated Statement of Income for the years ended June 25, 2000,
  June 27, 1999 and June 28, 1998.........................................19

Consolidated Balance Sheet at June 25, 2000 and June 27, 1999.............20

Consolidated Statement of Shareholders' Equity for the period from
  June 29, 1997 to June 25, 2000..........................................21

Consolidated Statement of Cash Flows for the years ended
  June 25, 2000, June 27, 1999 and June 28, 1998..........................22

Notes to Consolidated Financial Statements................................23

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Trustees and Shareholders of UNICCO Service Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of UNICCO Service Company and its subsidiaries (the "Company") at June 25, 2000 and June 27, 1999 and the results of their operations and their cash flows for each of the three years in the period ended June 25, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) on page 47 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Boston, Massachusetts
September 8, 2000

                             UNICCO SERVICE COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                                 (IN THOUSANDS)

                                                                  FOR THE YEARS ENDED
                                                                  -------------------
                                                           JUNE 25,     JUNE 27,     JUNE 28,
                                                             2000         1999         1998
                                                           --------     --------     --------

Service revenues ......................................   $ 555,084    $ 522,363    $ 491,014

Cost of service revenues ..............................     493,007      462,563      436,599
                                                          ---------    ---------    ---------

   Gross profit .......................................      62,077       59,800       54,415

Selling, general and administrative expenses ..........      43,804       40,504       35,827

Amortization of intangible assets .....................       3,939        4,278        4,208
                                                          ---------    ---------    ---------

   Income from continuing operations ..................      14,334       15,018       14,380

Interest income .......................................         914          826          201

Interest expense ......................................      (9,872)     (11,914)     (11,631)
                                                          ---------    ---------    ---------

   Income from continuing operations before
   income taxes and extraordinary item ................       5,376        3,930        2,950

Provision for income taxes ............................       1,005          824          646
                                                          ---------    ---------    ---------

Income from continuing operations before
extraordinary item ....................................       4,371        3,106        2,304

Discontinued operations:

Income from discontinued operations, net of tax of
$(12) and $591                                                   --        1,143        1,070

Gain on sale of discontinued operations, net
of tax of $0 ..........................................          --        4,082           --
                                                          ---------    ---------    ---------

Income before extraordinary item ......................       4,371        8,331        3,374

Extraordinary loss, net of tax benefit of $36 and $66..        (897)          --       (2,958)
                                                          ---------    ---------    ---------

Net income ............................................   $   3,474    $   8,331    $     416
                                                          =========    =========    =========


        The accompanying notes are an integral part of these consolidated financial statements.

                             UNICCO SERVICE COMPANY
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                               JUNE 25,     JUNE 27,
                                                                 2000         1999
                                                               ---------    ---------

ASSETS
Current assets:
  Cash and cash equivalents ................................   $   2,333    $  24,938
  Accounts receivable, less reserves of $3,194 and $2,467 at
     June 25, 2000 and June 27, 1999, respectively .........      49,067       48,781
  Unbilled receivables .....................................      24,567       25,158
  Other current assets .....................................       5,679        5,139
                                                               ---------    ---------
     Total current assets ..................................      81,646      104,016
                                                               ---------    ---------

Property and equipment, at cost:
  Transportation equipment .................................       1,246        1,327
  Machinery and equipment ..................................      10,832       10,054
  Computer equipment and software ..........................       4,151        3,771
  Furniture and fixtures ...................................       1,102        1,422
  Leasehold improvements ...................................         903          447
                                                               ---------    ---------
                                                                  18,234       17,021
  Less - accumulated depreciation and amortization .........      12,435       11,607
                                                               ---------    ---------
                                                                   5,799        5,414
                                                               ---------    ---------

Notes receivable and accrued interest from officers ........         645        1,210
Intangible assets, net of amortization .....................      36,166       43,596
Other assets, net ..........................................       3,875        5,648
                                                               ---------    ---------
                                                                  40,686       50,454
                                                               ---------    ---------
                                                               $ 128,131    $ 159,884
                                                               =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdraft ...........................................       2,597           --
  Accounts payable .........................................       8,966        8,372
  Accrued payroll and payroll-related expenses .............      16,301       18,840
  Deferred income taxes ....................................       2,343        2,214
  Other accrued expenses ...................................       6,433        6,947
                                                               ---------    ---------
     Total current liabilities .............................      36,640       36,373
                                                               ---------    ---------

Long-term liabilities:
  Line of credit ...........................................      25,886           --
  Long-term debt ...........................................      50,998      109,592
  Other long-term liabilities ..............................         647          160
                                                               ---------    ---------
      Total long-term liabilities ..........................      77,531      109,752
                                                               ---------    ---------

Commitments and Contingencies (Note 9)

Shareholders' equity:
  Common shares ............................................         378          378
  Retained earnings ........................................      14,234       14,121
  Accumulated other comprehensive income ...................        (150)        (166)
                                                               ---------    ---------
                                                                  14,462       14,333
  Less treasury shares at cost (66 shares) .................        (502)        (502)
  Less notes receivable from stock sales ...................          --          (72)
                                                               ---------    ---------
     Total shareholders' equity ............................      13,960       13,759
                                                               ---------    ---------
                                                               $ 128,131    $ 159,884
                                                               =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                             UNICCO SERVICE COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                          ACCUMULATED       NOTES
                                                     TOTAL                                   OTHER       RECEIVABLE    TREASURY
                                                 SHAREHOLDERS'  COMMON STOCK   RETAINED  COMPREHENSIVE      FROM        STOCK
                                                    EQUITY     SHARES  AMOUNT  EARNINGS      INCOME      STOCK SALES    AMOUNT
                                                 ------------  ------  ------  --------  -------------   -----------   --------
UNICCO SERVICE COMPANY
Balance, June 29, 1997 .........................   $  9,624    1,120   $378   $  9,994      $  (4)       $(242)         $(502)
USC, Inc. contribution (Note 11) ...............       (788)      --     --       (788)        --           --             --
Components of comprehensive income:
   Net income ..................................        416       --     --        416         --           --             --
   Foreign currency translation ................        (44)      --     --         --        (44)          --             --
                                                   --------
      Total comprehensive income ...............        372
                                                   --------
Repayment of note receivable ...................         10       --     --         --         --           10             --
Forgiveness of note receivable .................         72       --     --         --         --           72             --
Distributions to shareholders ..................       (400)      --     --       (400)        --           --             --
                                                   --------    -----   ----   --------      -----        -----          -----
Consolidated balance, June 28, 1998 ............   $  8,890    1,120   $378   $  9,222      $ (48)       $(160)         $(502)
                                                   ========    =====   ====   ========      =====        =====          =====

UNICCO SERVICE COMPANY
Consolidated balance, June 28, 1998 ............      8,890    1,120    378      9,222        (48)        (160)          (502)
Components of comprehensive income:
   Net income ..................................      8,331       --     --      8,331         --           --             --
   Foreign currency translation ................       (118)      --     --         --       (118)          --             --
                                                   --------
      Total comprehensive income ...............      8,213
                                                   --------
Repayment of note receivable ...................         16       --     --         --         --           16             --
Forgiveness of note receivable .................         72       --     --         --         --           72             --
Distributions to shareholders ..................     (3,432)      --     --     (3,432)        --           --             --
                                                   --------    -----   ----   --------      -----        -----          -----
Consolidated balance, June 27, 1999 ............   $ 13,759    1,120   $378   $ 14,121      $(166)       $ (72)         $(502)
                                                   ========    =====   ====   ========      =====        =====          =====

UNICCO SERVICE COMPANY
Balance, June 27, 1999 .........................     13,759    1,120    378     14,121       (166)         (72)          (502)
Components of comprehensive income:
   Net income ..................................      3,474       --     --      3,474         --           --             --
   Foreign currency translation ................        (28)      --     --         --        (28)          --             --
   Unrealized gain on marketable securities ....         44       --     --         --         44           --             --
                                                   --------
      Total comprehensive income ...............      3,490
                                                   --------
Forgiveness of note receivable .................         72       --     --         --         --           72             --
Distributions to shareholders ..................     (3,361)      --     --     (3,361)        --           --             --
                                                   --------    -----   ----   --------      -----        -----          -----
Consolidated balance, June 25, 2000 ............   $ 13,960    1,120   $378   $ 14,234      $(150)          --          $(502)
                                                   ========    =====   ====   ========      =====        =====          =====


        The accompanying notes are an integral part of these consolidated financial statements.

                             UNICCO SERVICE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                         FOR THE YEARS ENDED
                                                            ---------------------------------------------
                                                            JUNE 25, 2000   JUNE 27, 1999   JUNE 28, 1998
                                                            -------------   -------------   -------------
Cash flows relating to operating activities:
   Net income ...........................................      $  3,474       $  8,331       $     416
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Amortization of intangible assets ..................         3,939          4,577           4,806
     Amortization of debt issue costs and discount ......           290            500             676
     Depreciation and amortization ......................         2,189          2,460           2,394
     (Gain) loss on disposals ...........................           (94)           (10)            (82)
     Extraordinary loss, net of tax .....................           897             --           2,958
     Gain on sale of discontinued operations ............            --         (4,082)             --
     Deferred income taxes ..............................           182           (298)            618
     Forgiveness of notes receivable and accrued
       interest from officers ...........................            72             72              84
     Deferred compensation plan .........................            44             --              --
     Changes in assets and liabilities:
       Accounts receivable ..............................          (337)            86          12,732
       Unbilled receivables .............................           585          2,202             572
       Other current assets .............................          (577)        (2,316)          1,147
       Other long-term assets ...........................          (456)          (115)            137
       Accounts payable .................................         1,354          3,169          (2,447)
       Accrued expenses and other current liabilities ...        (2,664)           572             571
       Other long-term liabilities ......................           487           (194)           (550)
       Other ............................................            56           (133)            105
                                                               --------       --------       ---------
          Net cash provided by operating activities .....         9,441         14,821          24,137
                                                               --------       --------       ---------
Cash flows relating to investing activities:
   Acquisition, including working capital of $233, net of
     acquired cash of $380 ..............................            --             --          (2,257)
   Acquisition, including working capital of $308 .......            --         (4,437)             --
   Proceeds from sale of contracts ......................         4,050             --              --
   Proceeds from sale of discontinued operations ........            --         12,000              --
   Purchases of property and equipment, net .............        (2,813)        (2,310)         (1,780)
   Proceeds from sale of property and equipment .........           171             84             125
   Increases in notes receivable and accrued interest
     from officers ......................................            --           (735)             --
   Payments received for notes receivable from officers .           565             --             229
   Increase in cash surrender value of officers'
     life insurance .....................................          (100)          (205)             --
                                                               --------       --------       ---------
       Net cash provided by (used in)
          investing activities ..........................         1,873          4,397          (3,683)
                                                               --------       --------       ---------
Cash flows relating to financing activities:
   Cash overdraft .......................................         2,597             --         (11,316)
   Net (payments) proceeds from line of credit ..........        25,886             --         (50,587)
   Proceeds from debt ...................................            --             --         104,507
   Payments on debt .....................................       (59,044)            --         (52,400)
   Increase in debt issuance costs ......................            --             --          (4,691)
   Distributions to shareholders ........................        (3,361)        (3,432)           (400)
   Payments on note receivable from stock sales .........            --             16              10
   Payment on note payable to related party .............            --             --            (282)
                                                               --------       --------       ---------
       Net cash used in financing activities ............       (33,922)        (3,416)        (15,159)
                                                               --------       --------       ---------
Effect of exchange rate changes on cash and cash
  equivalents ...........................................             3            (15)            (72)
                                                               --------       --------       ---------

Net (decrease) increase in cash and cash equivalents ....       (22,605)        15,787           5,223
Cash and cash equivalents, beginning of year ............        24,938          9,151           3,928
                                                               --------       --------       ---------
Cash and cash equivalents, end of year ..................      $  2,333       $ 24,938       $   9,151
                                                               ========       ========       =========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
  Interest ..............................................      $ 10,377       $ 11,069       $  10,219
                                                               ========       ========       =========
  Income taxes ..........................................      $  1,052       $    807       $     577
                                                               ========       ========       =========

        The accompanying notes are an integral part of these consolidated financial statements.

                             UNICCO SERVICE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   OPERATIONS

     These consolidated financial statements include the accounts of UNICCO Service Company ("UNICCO" or the "Company") and its wholly owned subsidiaries for the period subsequent to October 17, 1997. Prior to that time, the financial statements were prepared on a combined basis as all entities within the consolidated group (the "Group") had been owned, managed and controlled by common shareholders (see Note 11). The Company provides integrated facilities services, including industrial and mechanical engineering, plant operations, custodial and maintenance services and administrative services. The Company's customers include commercial, industrial and financial institutions, retail, educational and healthcare facilities and state and federal government agencies.

2.   RETIREMENT OF DEBT

     During fiscal 2000, the Company repurchased through a series of open market and privately-negotiated transactions, $57.9 million face amount of its Senior Subordinated Notes (the "Notes"). This amount included $8.8 million (face amount) of Notes repurchased with the remaining net proceeds from the December 1998 sale of the Company's security business as required by the terms of the Indenture governing the Notes. The remaining Notes were repurchased in order to reduce future interest expense. The $50.1 million in cash used for the repurchase of the Notes and payment of accrued interest through the date of the repurchase was funded from cash on hand and $23.2 million in proceeds from the Company's revolving Credit Facility. The Company recorded an extraordinary loss of approximately $0.9 million, net of tax. The extraordinary loss resulted from the write-off of unamortized deferred financing costs and bond discount associated with the Notes. This loss was partially offset by the gain recorded for the Notes which were repurchased at prices below par. The Company also made $1.0 million in optional principal payments on the Company's other subordinated indebtedness.

3.   SALE OF CERTAIN CONTRACTS

     Effective December 31, 1999, the Company sold certain janitorial contracts, primarily located in the Midwest, for $4.05 million in cash with an additional contingent price of $450,000. The contingent purchase price is payable based upon such contracts achieving a defined minimum profit during the six-month period following the sale. The Company recorded an immaterial gain in connection with this sale. The gain recorded was the net proceeds received, less severance liabilities and the write-off of fixed assets and certain intangible assets. The disposition of these contracts is not considered material to the Company's ongoing operations.

4.   DISCONTINUED OPERATIONS

     The Company sold its security business for $12.0 million effective December 28, 1998. The Company recorded a gain of approximately $4.1 million in connection with this sale. The Company did not provide for any state income taxes as a result of the gain on the sale due to the utilization of state net operating loss carryforwards. The gain and the operating results of the security operations are reported as discontinued operations in the accompanying consolidated financial statements. The Company retained net assets of $7.4 million relating to the discontinued security operations, comprised primarily of accounts receivable, less accounts payable and payroll-related accruals. These retained net assets were transferred to UNICCO Service Company and were excluded from the determination of the gain on sale.

Operating results of discontinued operations were as follows:


                                                1999          1998
                                            IN THOUSANDS   IN THOUSANDS
                                            ------------   ------------
     Revenues...........................     $   28,569     $   58,568

     Income before income taxes.........     $    1,131     $    1,661
     Income taxes.......................            (12)           591
                                             ----------     ----------
     Net income.........................     $    1,143     $    1,070
                                             ============   ==========

From June 29, 1998 to December 28, 1998, the security business provided cash flows from operating activities of $2.0 million, which was used to pay down intercompany debt. During fiscal 1998, the security business used cash flows in its operating and investing activities of $346,000 and $268,000, respectively.

5.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     Significant intercompany transactions have been eliminated in consolidation.

Fiscal Year

     The Company is on a 52/53 week fiscal year ending on the close of business on the last Sunday of June. All fiscal years presented are 52 week years.

Cash and Cash Equivalents

     The Company considers all highly liquid investments with remaining maturities of three months or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents at June 25, 2000. Cash equivalents of $24,938,000 at June 27, 1999 consist of an investment in a money market mutual fund. At June 27, 1999, cash equivalents were carried at cost, which approximated fair value.

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

Intangible Assets

     Intangible assets consist primarily of acquired contract rights, favorable lease arrangements, and goodwill, representing the excess of the purchase price over the fair value of the net assets acquired in each acquisition accounted for as purchase. Acquired contract rights are amortized on a straight-line basis over the estimated remaining lives of the customer relationships, which range from 7 to 15 years. These lives represent the estimated remaining average lives of the contracts acquired which exceed the actual contract lives and are based generally on the historical experience of the individual businesses and contracts acquired. Goodwill is amortized on a straight-line basis over an estimated life of 15 years. During the third quarter of fiscal 2000, the Company wrote off the portion of its intangible assets that related to certain contracts sold effective December 31, 1999, (See Note 3 of the Company's Consolidated Financial Statements). Intangible assets consist of the following at June 25, 2000 and June 27, 1999:

                                              2000           1999
                                          IN THOUSANDS    IN THOUSANDS
                                          ------------    ------------
     Acquired contract rights...........   $  40,327       $ 43,952
     Favorable leases...................         271            271
     Goodwill...........................      12,334         13,068
                                           ---------       --------
                                              52,932         57,291
     Less-- Accumulated amortization....     (16,766)       (13,695)
                                           ----------      --------
                                           $  36,166       $ 43,596
                                           =========       ========

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

Financial Instruments

     The Company's financial instruments consist of cash, cash equivalents, receivables, accounts payable, line of credit and debt instruments. The estimated fair values of the Company's cash, cash equivalents, receivables, accounts payable and line of credit approximate their carrying values. The fair value of the Company's Notes is determined based on the price at which the Notes were trading on the open market as of the last business day prior to the fiscal 2000 year end. The fair value of the Company's subordinated indebtedness is calculated as the cash outflows related to the indebtedness, discounted at the Adjusted Eurodollar Rate plus the Applicable Eurodollar Margin as defined by the Company's Credit Facility.

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

6.   ACQUISITIONS

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

7.   DEBT

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

     During fiscal 2000, the Company repurchased $57.9 million (face amount) of the Notes (See Note 2).

     The remaining Notes will mature on October 15, 2007. The Notes will not be redeemable at the issuers' option prior to October 15, 2002. Thereafter, the Notes will be subject to redemption at any time at the option of the issuers at redemption prices set forth in the Notes. Interest on the Notes accrues at the rate of 9 7/8% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year. The payment of principal and interest on the Notes is subordinated in right to the prior payment of all senior debt, as defined.

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

Credit Facility

     The Credit Facility described above is available for working capital requirements and acquisition financing. Base Rate loans bear interest at the Base Rate plus the Applicable Base Rate Margin, as defined (9.50% at June 25, 2000 and 9.25% at June 27, 1999). Eurodollar loans bear interest at the Adjusted Eurodollar Rate plus the Applicable Eurodollar Margin, as defined (8.09% at June 25, 2000 and 8.18% at June 27, 1999). There were cash borrowings of $25.9 million outstanding under the Credit Facility at June 25, 2000 and no outstanding cash borrowings as of June 27, 1999. The cash borrowings were outstanding at the two interest rates; $5.9 million was outstanding at the Base Rate plus the Applicable Base Rate Margin, as defined and $20.0 million was outstanding at the Adjusted Eurodollar Rate plus the Applicable Eurodollar Margin, as defined. The Credit Facility matures on October 14, 2002. Availability under the Credit Facility is reduced by outstanding letters of credit (see Note 9). The Credit Facility requires the Company to remain in compliance with certain financial ratios as well as other restrictive covenants. As of June 25, 2000, the Company was in compliance with such covenants. As of the end of the first and second quarters of fiscal 2000, the Company was in violation of one of its financial ratio covenants under the Credit Facility. The Company obtained waivers of these violations from the lenders.

Subordinated Promissory Note

     On June 28, 1996, the Company entered into a $5,000,000 subordinated promissory note agreement with Massachusetts Capital Resource Company ("MCRC"). The promissory note is due on September 30, 2001 and provides for quarterly interest payments based on an annual interest rate of 14%. This note was not extinguished as part of the October 17, 1997 Notes Offering. The agreement provides for certain restrictive covenants, substantially equivalent to those governing the Notes. As of June 25, 2000, the Company was in compliance with such covenants. During fiscal 2000, the Company made $1.0 million of optional principal payments and $0.25 million in optional principal payments subsequent to June 25, 2000 on this indebtedness.

     Minimum future principal payments of long-term debt at June 25, 2000 are as follows:

                                               AMOUNT
     FISCAL YEAR                            IN THOUSANDS
     -----------                            ------------
     2001..................................   $      0
     2002..................................      4,000
     2003..................................     25,886
     2004..................................          0
     2005..................................          0
                                              --------
                                              $ 29,886
                                              ========

The estimated fair values of the Senior Subordinated Notes and the Subordinated Promissory Note at June 25, 2000 are presented below (in thousands):

                                          CARRYING     FAIR
                                           AMOUNT      VALUE
                                          --------    --------
Fixed-Rate Senior Subordinated Notes      $ 46,998    $ 45,153
Fixed-Rate Subordinated Promissory Note      4,000       4,390
Variable-Rate Credit Facility               25,886      25,886

8.   TRANSACTIONS WITH RELATED PARTIES

Notes Receivable From Officers

     Notes receivable from officers consist primarily of demand notes receivable from officers/shareholders bearing interest at the applicable federal rate (6.11% at June 25, 2000 and 5.00% at June 27, 1999). All notes receivable are classified as long-term as the Company does not expect to collect the majority of these notes within the next year. Interest receivable related to these notes was approximately $241,000 and $241,000 at June 25, 2000 and June 27, 1999, respectively.

     On June 24, 1996, UNICCO loaned an officer of the Company approximately $217,000 to purchase 27 shares of nonvoting common stock. This loan bears interest at an average of the applicable federal rate. A portion of the note and related accrued interest was forgiven in fiscal 2000, 1999 and 1998. The outstanding balance was classified as a deduction from shareholders' equity. There is no balance outstanding at June 25, 2000.

Lease Agreements With Affiliates

     The Company leases certain office space, through November 2005, from an affiliated company. Lease expense related to this lease was $57,000, $57,000 and $51,800 for fiscal 2000, 1999 and 1998, respectively. Approximate future minimum lease payments under this agreement for fiscal 2001 through fiscal year 2005 are $68,700, $73,450, $73,450, $73,450 and $73,450. Such amounts are included in Note 9.

     On September 30, 1998, the Company entered into an agreement to lease certain equipment from an affiliate. The monthly payments are $90,000 and the lease expires in September 2002. Total annual payments made by the Company under this lease were $1,080,000 in both fiscal 2000 and 1999. The Company is responsible for all costs and expenses of owning, operating and maintaining the equipment. These lease payments are included in Note 9.

Insurance Agreement With An Affiliate

     Prior to the end of fiscal 1995, the Company insured its workers' compensation and general liability risks through a combination of a self-insurance program and indemnity coverage obtained from a third-party carrier. At the end of fiscal 1995, the Company entered into an agreement with a commercial insurance carrier whereby its workers' compensation and general liability insurance risks are reinsured with an affiliated company. Under the terms of this arrangement, the Company's obligations with respect to workers' compensation and general liability claims are limited to the premiums paid for such insurance. The Company's insurance premiums are actuarially determined based on its historical loss experience. The amount charged to expense related to the arrangement was approximately $10,748,000, $10,793,000 and $8,061,000 in fiscal 2000, 1999 and 1998, respectively. Based on an audit conducted by the commercial insurance carrier during fiscal 1999, an additional premium payment of $1.6 million was required. This payment was made and charged to operations in fiscal 1999. Current assets include prepaid insurance premiums of $1.7 million and $1.5 million at June 25, 2000 and June 27, 1999, respectively.

9.   COMMITMENTS AND CONTINGENCIES

Operating Leases

     The Company leases certain equipment and facilities under noncancelable operating leases through October 31, 2006. Rent expense under these leases was approximately $5,460,000, $4,892,000 and $3,348,000 for the years ended June 25, 2000, June 27, 1999 and June 28, 1998, respectively. The approximate future minimum payments under these leases are as follows:

                                            AMOUNT
     FISCAL YEAR                         IN THOUSANDS
     -----------                         ------------
     2001..............................   $  6,800
     2002..............................      6,490
     2003..............................      5,050
     2004..............................      3,217
     2005..............................      2,335
     Thereafter........................      6,620
                                          --------
                                          $ 30,512
                                          ========

     The Company leases certain facilities under tenancy-at-will agreements, which are not included in the future minimum lease payments above. Future payments above do not include the lease of warehouses at annual costs of approximately $928,000, $894,000, $830,297, $575,025, $402,801 and $410,000 in
fiscal 2001, 2002, 2003, 2004, 2005 and beyond, respectively, which are fully reimbursed by a customer. Such customer is liable for any remaining obligation under these leases in the event that the customer terminates the Company's contracts.

Letters of Credit

     The Company was contingently liable under certain letters of credit, in the aggregate amounts of approximately $5,851,000 and $1,324,000 as of June 25, 2000 and June 27, 1999, respectively. The letters of credit were primarily issued in connection with the Company's insurance programs. The letters of credit expire on various dates through June 30, 2000.

Stock Repurchase Agreement

     All nonvoting common shares (see Note 11) may be redeemed by the Company, at its option, at the then book value of the shares, as defined, in the event that the shareholders cease employment with the Company.

Litigation

     In July 1998, the Company settled a lawsuit with a former employee regarding certain employment-related matters. The settlement amount of $345,000 is included in selling, general and administrative expenses in the accompanying consolidated statement of income for fiscal 1998.

     In the ordinary course of business, the Company is party to various types of litigation. The Company believes litigation currently pending or threatened will not have a material adverse effect on the Company's financial condition or results of operations.

10.  INCOME TAXES

     UNICCO has elected to be taxed as an S corporation for federal and certain state income tax purposes and is a business trust for Massachusetts state tax purposes. UNICCO's provision for income taxes results from states that do not recognize its S corporation status for state income tax purposes and its business trust status in Massachusetts. UNICCO is on the cash basis of accounting for income tax reporting purposes and the accrual basis of accounting for financial reporting.

     Effective January 1, 1997, the Company's subsidiary, USC, Inc. elected to be taxed as an S corporation for federal and certain state income tax purposes. Prior to January 1, 1997, USC, Inc. was a C corporation and was subject to federal and state income taxes at the corporate level.

     Income from continuing operations before provision for income taxes and extraordinary item was taxed under the following jurisdictions:

                                                         YEAR ENDED
                                                 ------------------------------
                                                        IN THOUSANDS
                                                 ------------------------------
                                                 JUNE 25,   JUNE 27,   JUNE 28,
                                                   2000       1999       1998
                                                 --------   --------   --------
     Domestic................................    $ 4,725    $ 2,680    $ 2,223
     Foreign.................................        651      1,250        727
                                                 -------    -------    -------
                                                 $ 5,376    $ 3,930    $ 2,950
                                                 =======    =======    =======

    The provision (benefit) for income taxes related to income from continuing operations before extraordinary item consists of the following:

                                                         YEAR ENDED
                                                 ------------------------------
                                                        IN THOUSANDS
                                                 ------------------------------
                                                 JUNE 25,   JUNE 27,   JUNE 28,
                                                   2000       1999       1998
                                                 --------   --------   --------
     Current:
       Federal...............................    $    --    $    --    $    --
       State.................................        330        316         35
       Foreign...............................        493        806        584
     Deferred:
       Federal...............................         --         --         --
       State.................................        182       (298)        27
                                                 -------    -------    -------
                                                 $ 1,005    $   824    $   646
                                                 =======    =======    =======

     Deferred taxes arise primarily from book (accrual basis) and tax (cash basis) differences in recording revenues and expenses. A portion of the state tax deferred benefit recorded in fiscal 1999 relates to a reduction in the Company's overall effective state tax rate resulting from changes in apportionment factors and certain state tax planning strategies.

     Deferred tax assets (liabilities) are comprised of the following:

                                                 JUNE 25,       JUNE 27,
                                                   2000           1999
                                               IN THOUSANDS   IN THOUSANDS
                                               ------------   ------------
    Receivables..............................   $ (3,225)      $ (3,214)
    Other assets.............................       (254)          (217)
                                                --------       --------
    Gross deferred tax liabilities...........     (3,479)        (3,431)
                                                --------       --------
    Accounts payable.........................        337            324
    Accrued payroll..........................        579            662
    Other accruals and reserves..............        220            232
    State net operating loss carryforwards...        345            425
                                                --------       --------
    Gross deferred tax assets................      1,481          1,643
    Valuation allowance......................       (228)          (285)
                                                --------       --------
    Net deferred tax assets..................      1,253          1,358
                                                --------       --------
    Net deferred tax liabilities.............   $ (2,226)      $ (2,073)
                                                ========       ========

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

     State net operating loss carryforwards are limited to those states which do not recognize UNICCO's subchapter S status and are further limited to the carryforward period for each respective state in which such loss was generated, generally ranging from three to fifteen years. Management believes that it is more likely than not that it will realize approximately $117,000 of the tax benefit associated with the operating loss described above. This belief is based upon a review of available evidence, including historical operating results, projections of future taxable income, recognizing the limitations described above, and tax planning strategies. The Company has recorded a valuation allowance against the remaining portion of the deferred tax asset related to the above referenced state net operating loss carryforwards. The decrease in the valuation allowance was the result of the Company's ability to utilize state net operating loss carryforwards to offset the tax gain recorded on the sale of certain contracts effective December 31, 1999. (See Note 3 to the Company's Consolidated Financial Statements).

     The effective income tax rate differs from the statutory federal income tax rate as follows:

                                                                      FOR THE YEAR ENDED
                                                                  ---------------------------
                                                                 JUNE 25,  JUNE 27,   JUNE 28,
                                                                   2000      1999       1998
                                                                 --------  --------   --------
Federal statutory rate ....................................       35.0%      35.0%      35.0%
Income from S corporations not taxable for corporate
income tax purposes .......................................      (35.0)     (35.0)     (35.0)
State income taxes, net of federal benefit ................        7.1        4.2        6.0
Rate difference - foreign taxes ...........................        9.2       20.5       19.8
Valuation allowance .......................................        0.5        1.5       (4.6)
Other .....................................................        1.9       (5.2)       0.7
                                                                  ----       ----       ----
                                                                  18.7%      21.0%      21.9%
                                                                  ====       ====       ====


     The "Other" reconciling item in fiscal 1999 relates primarily to the transfer of temporary differences of the discontinued security business. These temporary differences were transferred to a tax paying entity with a lower effective state income tax rate.

11.  SHAREHOLDERS' EQUITY

     Common shares of UNICCO consist of the following:

                                                          JUNE 25,      JUNE 27,
                                                            2000          1999
                                                        IN THOUSANDS  IN THOUSANDS
                                                        ------------  ------------
Common shares of beneficial interest, voting, no par
   value--
   Issued and outstanding-- 1,000 shares................  $   10        $  10
Common shares of beneficial interest, nonvoting, no par
   value--
   Issued-120 shares (includes 66 shares in treasury) ..     368          368
                                                          ------        -----
                                                          $  378        $ 378
                                                          ======        =====

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

12.  EMPLOYEE BENEFIT PLANS

Multiemployer Pension Plans

     Certain employees under collective bargaining agreements are covered by union-sponsored, multi-employer pension plans. Company contributions, generally based on hours worked, are in accordance with negotiated labor contracts. The Company recorded expenses of approximately $3,866,000, $4,150,000 and $4,274,000 in fiscal 2000, 1999 and 1998, respectively, related to the plans. Information is not readily available for the Company to determine its share of unfunded vested benefits, if any, under the plans.

401(k) Investment Savings Plans

     UNICCO maintains 401(k) retirement plans (the "Plans") covering all employees who have completed one year of service, as defined, and are not subject to a collective bargaining agreement. The Plans allow eligible employees to make salary-deferred contributions for not less than 1% nor more than 20% of their compensation for the contribution period, as defined, subject to certain IRS limitations. The Company matches 50% of the employees' contribution up to 3% of base salary. UNICCO made contributions of approximately $ 1,545,000, $1,260,000 and $1,177,000 in fiscal 2000, 1999 and 1998, respectively.

Deferred Compensation Plan

     Effective fiscal 2000, the Company established a deferred compensation plan for certain employees of the Company as designated by the Compensation Committee of the Advisory Board. Eligible employees may defer up to 13% of their annual base salary. The Company matches the employee contribution dollar-for-dollar up to 3% of the employee's base salary. Effective July 2001, the limit for the Company match was increased to 5% of the employee's base salary. The investments of the plan will be held in a so-called Rabbi trust. The assets held by the trust are considered general, unrestricted assets of the Company and are always subject to the claims of the Company's creditors. The Company contributed $174,000 to the plan in fiscal 2000 and recorded additional compensation expense of $44,000 related to the increase in the fair value of the assets held in the trust.

Long-Term Incentive Plan

     Effective fiscal 2000, the Company established a long-term incentive plan for certain key employees. At each fiscal year end beginning with fiscal 1999 (the base year), a valuation of the Company will be performed. After each annual valuation, up to 10% of the increase (if any) in the value of the Company will be contributed at the Company's discretion on behalf of the employees covered by the plan. The investments of the plan will be held in a Rabbi trust. The assets held by the trust are considered general, unrestricted assets of the Company and are always subject to the claims of the Company's creditors. There were no contributions to the plan in fiscal 2000.

13.  SEGMENT INFORMATION

     During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates in one segment, that is, as a provider of integrated facility services. Although management reviews and operates the business on a divisional basis, the divisions are primarily segregated by region and the economic characteristics of the divisions' services and client bases are similar. Therefore, the Company's divisions are aggregated as one business segment. The table below contains certain financial information by geographic region (in thousands):

                              NET REVENUE FROM
                            CONTINUING OPERATIONS         LONG-LIVED ASSETS
                      --------------------------------    ------------------
                        2000        1999        1998       2000       1999
                      --------    --------    --------    -------    -------
By Geographic Area
   United States      $502,866    $474,219    $456,946    $41,188    $49,939
   Canada               52,218      48,144      34,068      5,297      5,929
                      --------    --------    --------    -------    -------

Consolidated          $555,084    $522,363    $491,014    $46,485    $55,868
                      ========    ========    ========    =======    =======


14.  CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

     The Notes are guaranteed by each of UNICCO's domestic subsidiaries. Each guarantor subsidiary of UNICCO is under common management, is directly or indirectly wholly-owned and the guarantees related to the Notes Offering are full, unconditional and joint and several. UFSCC is indirectly wholly-owned and is not a guarantor of this debt. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that they would not be material to investors. However, consolidating financial information as of June 25, 2000 and June 27, 1999 and for the years then ended, are presented. The following presents consolidating financial information (rounded to the nearest thousand) for (i) UNICCO only, (ii) the guarantor subsidiaries on a combined basis, (iii) the nonguarantor Canadian subsidiary -- UFSCC, and (iv) the Company on a consolidated basis (see Note 11). The guarantor subsidiaries' income statement and balance sheet for and as of June 27, 1999 and June 28, 1998 reflect the discontinued operations of the security business.

                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                 (IN THOUSANDS)


                                                                          YEAR ENDED JUNE 25, 2000
                                                   ---------------------------------------------------------------------
                                                                               NONGUARANTOR
                                                                  GUARANTOR     SUBSIDIARY                  CONSOLIDATED
                                                     UNICCO      SUBSIDIARIES      UFSCC     ELIMINATIONS       TOTAL
                                                   ---------     ------------  ------------  ------------    -----------
Service revenues ............................      $ 467,139       $ 35,727       $ 52,218       $  --       $ 555,084
Cost of service revenues ....................        413,150         32,600         47,257          --         493,007
                                                   ---------       --------       --------       -----       ---------
  Gross profit ..............................         53,989          3,127          4,961          --          62,077
Selling, general and administrative expenses          38,921          1,427          3,456          --          43,804
Amortization of intangible assets ...........          3,247            386            306          --           3,939
                                                   ---------       --------       --------       -----       ---------
  Income from operations ....................         11,821          1,314          1,199          --          14,334
Interest income .............................            851              0             63          --             914
Interest expense ............................         (8,713)          (548)          (611)         --          (9,872)
                                                   ---------       --------       --------       -----       ---------
Income from continuing operations before
  income taxes and extraordinary item........          3,959            766            651          --           5,376
Provision for income taxes ..................            292            220            493          --           1,005
                                                   ---------       --------       --------       -----       ---------
Income from continuing operations before
  equity in net earnings of subsidiaries and
  extraordinary item ........................          3,667            546            158          --           4,371
Equity in net earnings of subsidiaries ......            704             34             --        (738)             --
                                                   ---------       --------       --------       -----       ---------
Income before extraordinary item ............          4,371            580            158        (738)          4,371
Extraordinary loss, net of tax benefit of $36           (897)            --             --          --            (897)
                                                   ---------       --------       --------       -----       ---------
Net income ..................................      $   3,474       $    580       $    158       $(738)      $   3,474
                                                   =========       ========       ========       =====       =========


                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                 (IN THOUSANDS)


                                                                      YEAR ENDED JUNE 27, 1999
                                              -----------------------------------------------------------------------
                                                                            NONGUARANTOR
                                                              GUARANTOR      SUBSIDIARY                  CONSOLIDATED
                                               UNICCO       SUBSIDIARIES       UFSCC      ELIMINATIONS       TOTAL
                                              ---------     ------------    ------------  ------------   ------------
Service revenues .......................      $ 442,472       $ 31,747       $ 48,144       $    --       $ 522,363
Cost of service revenues ...............        392,844         26,687         43,032            --         462,563
                                              ---------       --------       --------       -------       ---------
  Gross profit .........................         49,628          5,060          5,112            --          59,800
Selling, general and administrative
expenses ...............................         35,907          1,491          3,106            --          40,504
Amortization of intangible assets ......          3,619            389            270            --           4,278
                                              ---------       --------       --------       -------       ---------
  Income from operations ...............         10,102          3,180          1,736            --          15,018
Interest income ........................            771             --             55            --             826
Interest expense .......................        (10,802)          (571)          (541)           --         (11,914)
                                              ---------       --------       --------       -------       ---------
Income from continuing operations
  before income taxes ..................             71          2,609          1,250            --           3,930
Provision for income taxes .............            (52)            70            806            --             824
                                              ---------       --------       --------       -------       ---------
Income from continuing operations before
  equity in net earnings of subsidiaries            123          2,539            444            --           3,106
Equity in net earnings of subsidiaries .          8,208             93             --        (8,301)             --
                                              ---------       --------       --------       -------       ---------
Income from continuing operations ......          8,331          2,632            444        (8,301)          3,106
Discontinued operations:
  Income from discontinued operations,
  net of tax $(12) .....................             --          1,143             --            --           1,143
  Gain on sale of discontinued
     operations, net of tax of $0 ......             --          4,082             --            --           4,082
                                              ---------       --------       --------       -------       ---------
Net income .............................      $   8,331       $  7,857       $    444       $(8,301)      $   8,331
                                              =========       ========       ========       =======       =========


                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                 (IN THOUSANDS)


                                                                        YEAR ENDED JUNE 28, 1998
                                                   -----------------------------------------------------------------------
                                                                                NONGUARANTOR
                                                                  GUARANTOR      SUBSIDIARY                   CONSOLIDATED
                                                    UNICCO       SUBSIDIARIES      UFSCC       ELIMINATIONS      TOTAL
                                                   ---------     ------------   ------------   ------------   ------------
Service revenues ............................      $ 415,397       $ 41,549       $ 34,068       $    --       $ 491,014
Cost of service revenues ....................        369,512         36,313         30,774            --         436,599
                                                   ---------       --------       --------       -------       ---------
  Gross profit ..............................         45,885          5,236          3,294            --          54,415
Selling, general and administrative expenses          32,685          1,105          2,037            --          35,827
Amortization of intangible assets ...........          3,652            435            121            --           4,208
                                                   ---------       --------       --------       -------       ---------
  Income from operations ....................          9,548          3,696          1,136            --          14,380
Interest income .............................            169              1             31            --             201
Interest expense ............................         (8,437)        (2,754)          (440)           --         (11,631)
                                                   ---------       --------       --------       -------       ---------
Income from continuing operations before
  income taxes and extraordinary item .......          1,280            943            727            --           2,950
Provision for income taxes ..................           (168)           230            584            --             646
                                                   ---------       --------       --------       -------       ---------
Income from continuing operations before
  equity in net earnings of subsidiaries and
  extraordinary item ........................          1,448            713            143            --           2,304
Equity in net earnings of subsidiaries ......          1,926             30             --        (1,956)             --
                                                   ---------       --------       --------       -------       ---------
Income from continuing operations ...........          3,374            743            143        (1,956)          2,304
Discontinued operations:

  Income from discontinued operations,
  net of tax $591 ...........................             --          1,070             --            --           1,070
                                                   ---------       --------       --------       -------       ---------
Income before extraordinary items ...........          3,374          1,813            143        (1,956)          3,374
Extraordinary loss, net of tax benefit of $66         (2,958)            --             --            --          (2,958)
                                                   ---------       --------       --------       -------       ---------
Net income ..................................      $     416       $  1,813       $    143       $(1,956)      $     416
                                                   =========       ========       ========       =======       =========

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 (IN THOUSANDS)


                                                                                     JUNE 25, 2000
                                                         ------------------------------------------------------------------------
                                                                                      NONGUARANTOR
                                                                         GUARANTOR     SUBSIDIARY-                   CONSOLIDATED
                                                          UNICCO       SUBSIDIARIES      UFSCC        ELIMINATIONS       TOTAL
                                                         ---------     ------------   ------------    ------------   ------------
Assets
Current assets:
Cash and cash equivalents .........................      $   2,320       $     13       $     --       $      --       $   2,333
Accounts receivable, less reserve of $3,194 .......         38,387          3,888          6,792              --          49,067
Unbilled receivables ..............................         21,278          2,343            946              --          24,567
Intercompany receivable (payable) .................          2,631          3,578         (6,209)             --              --
Other current assets ..............................          5,106             --            573              --           5,679
                                                         ---------       --------       --------       ---------       ---------
     Total current assets .........................         69,722          9,822          2,102              --          81,646
                                                         ---------       --------       --------       ---------       ---------
Property and equipment, at cost ...................         14,624            987          2,623              --          18,234
Less-accumulated depreciation and amortization ....         10,465            873          1,097              --          12,435
                                                         ---------       --------       --------       ---------       ---------
     Net property and equipment ...................          4,159            114          1,526              --           5,799
                                                         ---------       --------       --------       ---------       ---------
Due from (to) affiliates ..........................         14,509           (620)            --         (13,889)             --
Investment in subsidiary ..........................         15,492            703             --         (16,195)             --
Notes receivable and accrued interest from officers            645             --             --              --             645
Intangible assets, net of amortization ............         28,609          3,815          3,742              --          36,166
Other assets, net .................................          3,846             --             29              --           3,875
                                                         ---------       --------       --------       ---------       ---------
                                                            63,101          3,898          3,771         (30,084)         40,686
                                                         ---------       --------       --------       ---------       ---------
                                                         $ 136,982       $ 13,834       $  7,399       $ (30,084)      $ 128,131
                                                         =========       ========       ========       =========       =========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft ....................................      $     329       $    399       $  1,869       $      --       $   2,597
Accounts payable ..................................          7,168            689          1,109              --           8,966
Accrued payroll and  payroll-related expenses .....         14,783            656            862              --          16,301
Deferred income taxes .............................          2,145            198             --              --           2,343
Other accrued expenses ............................          6,016             10            407              --           6,433
                                                         ---------       --------       --------       ---------       ---------
     Total current liabilities ....................         30,441          1,952          4,247              --          36,640
                                                         ---------       --------       --------       ---------       ---------
Long-term liabilities:
Line of Credit ....................................         25,886             --             --              --          25,886
Long-term debt ....................................         50,998             --             --              --          50,998
Other long-term liabilities .......................            647             --             --              --             647
                                                         ---------       --------       --------       ---------       ---------
     Total long-term liabilities ..................         77,531             --             --              --          77,531
                                                         ---------       --------       --------       ---------       ---------

Commitments and Contingencies

Shareholders' equity ..............................         29,512         11,882          3,152         (30,084)         14,462
Less treasury shares at cost ......................           (502)            --             --              --            (502)
                                                         ---------       --------       --------       ---------       ---------
     Total shareholders' equity ...................         29,010         11,882          3,152         (30,084)         13,960
                                                         ---------       --------       --------       ---------       ---------
                                                         $ 136,982       $ 13,834       $  7,399       $ (30,084)      $ 128,131
                                                         =========       ========       ========       =========       =========

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 (IN THOUSANDS)


                                                                                     JUNE 27, 1999
                                                         ------------------------------------------------------------------------
                                                                                     NONGUARANTOR
                                                                        GUARANTOR     SUBSIDIARY-                    CONSOLIDATED
                                                          UNICCO       SUBSIDIARIES      UFSCC       ELIMINATIONS       TOTAL
                                                         ---------     ------------  ------------    ------------    ------------
Assets
Current assets:
Cash and cash equivalents .........................      $  24,002       $     13       $  1,205       $    (282)      $  24,938
Accounts receivable, less reserve of $2,467  ......         39,294          3,777          5,710              --          48,781
Unbilled receivables ..............................         23,253          1,783            122              --          25,158
Intercompany receivable (payable) .................          2,694          3,483         (6,177)             --              --
Other current assets ..............................          4,252             61            826              --           5,139
                                                         ---------       --------       --------       ---------       ---------
     Total current assets .........................         93,495          9,117          1,686            (282)        104,016
                                                         ---------       --------       --------       ---------       ---------
Property and equipment, at cost ...................         14,224            278          2,519              --          17,021
Less-accumulated depreciation and
  amortization ....................................         10,714            180            713              --          11,607
                                                         ---------       --------       --------       ---------       ---------
     Net property and equipment ...................          3,510             98          1,806              --           5,414
                                                         ---------       --------       --------       ---------       ---------
Due from (to) affiliates ..........................         14,509           (620)            --         (13,889)             --
Investment in subsidiary ..........................         14,788            669             --         (15,457)             --
Notes receivable and accrued interest from officers          1,210             --             --              --           1,210
Intangible assets, net of amortization ............         35,311          4,202          4,083              --          43,596
Other assets, net .................................          5,608             --             40              --           5,648
                                                         ---------       --------       --------       ---------       ---------
                                                            71,426          4,251          4,123         (29,346)         50,454
                                                         ---------       --------       --------       ---------       ---------
                                                         $ 168,431       $ 13,466       $  7,615       $ (29,628)      $ 159,884
                                                         =========       ========       ========       =========       =========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft ....................................       $     --       $    282        $    --       $    (282)      $      --
Accounts payable ..................................          5,886          1,060          1,426              --           8,372
Accrued payroll and payroll-related expenses ......         15,936            579          2,325              --          18,840
Deferred income taxes .............................          2,059            155             --              --           2,214
Other accrued expenses ............................          6,016             87            844              --           6,947
                                                         ---------       --------       --------       ---------       ---------
     Total current liabilities ....................         29,897          2,163          4,595            (282)         36,373
                                                         ---------       --------       --------       ---------       ---------
Long-term liabilities:
Long-term debt ....................................        109,592             --             --              --         109,592
Other long-term liabilities .......................            160             --             --              --             160
                                                         ---------       --------       --------       ---------       ---------
     Total long-term liabilities ..................        109,752             --             --              --         109,752
                                                         ---------       --------       --------       ---------       ---------

Commitments and Contingencies

Shareholders' equity ..............................         29,356         11,303          3,020         (29,346)         14,333
Less treasury shares at cost ......................           (502)            --             --              --            (502)
Less notes receivable from stock sales ............            (72)            --             --              --             (72)
                                                         ---------       --------       --------       ---------       ---------
     Total shareholders' equity ...................         28,782         11,303          3,020         (29,346)         13,759
                                                         ---------       --------       --------       ---------       ---------
                                                         $ 168,431       $ 13,466       $  7,615       $ (29,628)      $ 159,884
                                                         =========       ========       ========       =========       =========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      YEAR ENDED JUNE 25, 2000
                                                                    -------------------------------------------------------------
                                                                                          NONGUARANTOR
                                                                              GUARANTOR    SUBSIDIARY-               CONSOLIDATED
                                                                     UNICCO  SUBSIDIARIES     UFSCC     ELIMINATIONS    TOTAL
                                                                    -------- ------------ ------------- ------------ ------------

Cash flows relating to operating activities:
  Net income ..................................................     $  3,474      $ 580      $   158      $  (738)     $  3,474
  Net earnings from equity investment .........................         (704)       (34)          --          738            --
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Amortization of intangible assets .........................        3,247        386          306           --         3,939
    Amortization of debt issue costs and discount .............          290         --           --           --           290
    Depreciation and amortization .............................        1,726         83          380           --         2,189
    Extraordinary loss on debt, net of tax ....................          897         --           --           --           897
    Gain on disposals .........................................          (88)        (6)          --           --           (94)
    Deferred compensation plan ................................           44         --           --           --            44
    Deferred income taxes .....................................          139         43           --           --           182
    Forgiveness of notes receivable from officer ..............           72         --           --           --            72

Changes in assets and liabilities:
    Accounts receivable .......................................          907       (111)      (1,133)          --          (337)
    Unbilled receivables ......................................        1,974       (560)        (829)          --           585
    Intercompany receivable (payable) .........................           63        (95)          88          (56)           --
    Other current assets ......................................         (852)        62          213           --          (577)
    Other long-term assets ....................................         (465)        --            9           --          (456)
    Accounts payable ..........................................        1,282       (371)         443           --         1,354
    Accrued expenses and other current liabilities ............          (71)        --       (2,593)          --        (2,664)
    Other long-term liabilities ...............................          487         --           --           --           487
    Other .....................................................            1         (1)          --           56            56
                                                                    --------      -----      -------      -------      --------
      Net cash provided by (used in) operating activities .....       12,423        (24)      (2,958)          --         9,441
                                                                    --------      -----      -------      -------      --------

Cash flows relating to investing activities:
  Proceeds from sale of contracts .............................        4,050         --           --           --         4,050
  Purchases of property and equipment, net ....................       (2,594)      (100)        (119)          --        (2,813)
  Proceeds from sale of property and equipment ................          164          7           --           --           171
  Payments received for notes receivable and accrued
    interest from officers ....................................          565         --           --           --           565
  Increase in cash surrender value of officers'
    life insurance ............................................         (100)        --           --           --          (100)
                                                                    --------      -----      -------      -------      --------
      Net cash provided by (used in)
         investing activities .................................        2,085        (93)       (119)           --         1,873
                                                                    --------      -----      -------      -------      --------

Cash flows relating to financing activities:
  Cash overdraft ..............................................          329        117        1,869          282         2,597
  Proceeds from line of credit ................................       25,886         --           --           --        25,886
  Debt prepayments plus accrued interest ......................      (59,044)        --           --           --       (59,044)
  Distributions to shareholders ...............................       (3,361)        --           --           --        (3,361)
                                                                    --------      -----      -------      -------      --------
      Net cash (used in) provided by financing activities .....      (36,190)       117        1,869          282       (33,922)
                                                                    --------      -----      -------      -------      --------

Effect of exchange rate charges on cash and cash equivalents ..           --         --            3           --             3
                                                                    --------      -----      -------      -------      --------

Net (decrease) increase in cash and cash equivalents ..........      (21,682)        --       (1,205)         282       (22,605)
Cash and cash equivalents, beginning of period ................       24,002         13        1,205         (282)       24,938
                                                                    --------      -----      -------      -------      --------
Cash and cash equivalents, end of period ......................     $  2,320      $  13      $    --      $    --      $  2,333
                                                                    ========      =====      =======      =======      ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest ..................................................     $ 10,377      $  --      $    --      $    --      $ 10,377
                                                                    ========      =====      =======      =======      ========
    Income taxes ..............................................     $    147      $ 191      $   714      $    --      $  1,052
                                                                    ========      =====      =======      =======      ========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED JUNE 27, 1999
                                                          --------------------------------------------------------------------
                                                                                     NONGUARANTOR
                                                                        GUARANTOR     SUBSIDIARY-                 CONSOLIDATED
                                                            UNICCO     SUBSIDIARIES      UFSCC      ELIMINATIONS      TOTAL
                                                           --------    ------------  -------------  -----------   ------------

Cash flows relating to operating activities:
  Net income ........................................      $  8,331       $ 7,857       $   444       $(8,301)      $  8,331
  Net earnings from equity
    investment ......................................        (8,208)          (93)           --         8,301             --
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Amortization of intangible assets ...............         3,619           688           270            --          4,577
    Amortization of debt issue costs and discount ...           500            --            --            --            500
    Depreciation and amortization ...................         1,879           114           467            --          2,460
    Gain on disposals ...............................            (9)           --            (1)           --            (10)
    Gain on sale of discontinued operations .........            --        (4,082)           --            --         (4,082)
    Deferred income taxes ...........................          (223)          (75)           --            --           (298)
    Forgiveness of notes receivable from officer ....            72            --            --            --             72

  Changes in assets and liabilities:
    Accounts receivable .............................         1,037         1,422        (2,373)           --             86
    Unbilled receivables ............................         1,517           629            56            --          2,202
    Intercompany  receivable (payable) ..............         1,974        (6,249)        4,142           133             --
    Other current assets ............................        (2,154)           90          (252)           --         (2,316)
    Other long-term assets ..........................           (97)           --           (18)           --           (115)
    Accounts payable ................................         2,203            55           911            --          3,169
    Accrued expenses and other current liabilities ..          (703)           10         1,265            --            572
    Other long-term liabilities .....................          (194)           --            --            --           (194)
    Other ...........................................           287          (287)           --          (133)          (133)
                                                           --------       -------       -------       -------       --------
      Net cash provided by (used in)
         operating activities .......................         9,831            79         4,911            --         14,821
                                                           --------       -------       -------       -------       --------

Cash flows relating to investing activities:
  Acquisition, including working capital of $308 ....            89            --        (4,526)           --         (4,437)
  Proceeds from sale of discontinued operations .....        12,000            --            --            --         12,000
  Purchases of property and equipment, net ..........        (2,059)          (74)         (177)           --         (2,310)
  Proceeds from sale of property and equipment ......            79            --             5            --             84
  Increase in notes receivable and accrued
    interest from officers ..........................          (735)           --            --            --           (735)
  Increase in cash surrender value of officers'
    life insurance ..................................          (205)           --            --            --           (205)
                                                           --------       -------       -------       -------       --------
      Net cash provided by (used in)
        investing activities ........................         9,169           (74)       (4,698)           --          4,397
                                                           --------       -------       -------       -------       --------

Cash flows relating to financing activities:
  Cash overdraft ....................................          (671)         (292)           --           963             --
  Distributions to shareholders .....................        (3,432)           --            --            --         (3,432)
  Payments received for notes receivable from
    stock sales .....................................            16            --            --            --             16
                                                           --------       -------       -------       -------       --------
      Net cash used in financing activities .........        (4,087)         (292)           --           963         (3,416)
                                                           --------       -------       -------       -------       --------

Effect of exchange rate charges on cash and cash
  equivalents .......................................            --            --           (15)           --            (15)
                                                           --------       -------       -------       -------       --------

Net increase (decrease) in cash and cash equivalents         14,913          (287)          198           963         15,787
Cash and cash equivalents, beginning of period ......         9,089           300         1,007        (1,245)         9,151
                                                           --------       -------       -------       -------       --------
Cash and cash equivalents, end of period ............      $ 24,002       $    13       $ 1,205       $  (282)      $ 24,938
                                                           ========       =======       =======       =======       ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest ........................................      $ 11,069       $    --       $    --       $    --       $ 11,069
                                                           ========       =======       =======       =======       ========
    Income taxes ....................................      $    280       $   173       $   354       $    --       $    807
                                                           ========       =======       =======       =======       ========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                   YEAR ENDED JUNE 28, 1998
                                                                ------------------------------------------------------------------
                                                                                         NONGUARANTOR
                                                                             GUARANTOR    SUBSIDIARY-                 CONSOLIDATED
                                                                 UNICCO     SUBSIDIARIES     UFSCC      ELIMINATIONS      TOTAL
                                                                ---------   ------------ ------------   ------------  ------------
Cash flows relating to operating activities:
  Net income ...............................................    $     416     $ 1,813       $   143       $(1,956)      $     416
  Net earnings from equity investment ......................       (1,926)        (30)           --         1,956              --
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Amortization of intangible assets ......................        3,652       1,033           121            --           4,806
    Amortization of debt issue costs and discount ..........          676          --            --            --             676
    Depreciation and amortization ..........................        2,049         223           122            --           2,394
    Gain on disposals ......................................          (69)        (13)           --            --             (82)
    Extraordinary loss .....................................        2,958          --            --            --           2,958
    Deferred income taxes ..................................         (198)        816            --            --             618
    Forgiveness of notes receivable and accrued
    interest from officers .................................           84          --            --            --              84

  Changes in assets and liabilities:
    Accounts receivable ....................................        6,991       5,741            --            --          12,732
    Unbilled receivables ...................................        2,532      (1,775)         (185)           --             572
    Intercompany  receivable (payable) .....................        8,696      (8,497)          (94)         (105)             --
    Other current assets ...................................          876         358           (87)           --           1,147
    Other long-term assets .................................          163         (25)           (1)           --             137
    Accounts payable .......................................       (1,726)       (403)         (318)           --          (2,447)
    Accrued expenses and other current liabilities .........          898        (440)          133            --             571
    Other long-term liabilities ............................         (550)         --            --            --            (550)
    Other ..................................................           --          --            --           105             105
                                                                ---------     -------       -------       -------       ---------
      Net cash provided by (used in)
        operating activities ...............................       25,502      (1,199)         (166)           --          24,137
                                                                ---------     -------       -------       -------       ---------

Cash flows relating to investing activities:
  Due to/from affiliates ...................................          (51)         51            --            --              --
  Acquisition, including cash acquired .....................       (2,600)        343            --            --          (2,257)
  Purchases of property and equipment, net .................       (1,411)       (305)          (64)           --          (1,780)
  Proceeds from sale of property and equipment .............          105          20            --            --             125
  Payments received for notes receivable from officers .....          229          --            --            --             229
                                                                ---------     -------       -------       -------       ---------
    Net cash provided by (used in) investing activities ....       (3,728)        109           (64)           --          (3,683)
                                                                ---------     -------       -------       -------       ---------

Cash flows relating to financing activities:
  Cash overdraft ...........................................      (10,840)        769            --        (1,245)        (11,316)
  Repayments from line of credit ...........................      (50,587)         --            --            --         (50,587)
  Proceeds from debt .......................................      104,507          --            --            --         104,507
  Payments of debt .........................................      (52,400)         --            --            --         (52,400)
  Increase in debt issuance costs ..........................       (4,691)         --            --            --          (4,691)
  Distributions to shareholders ............................         (400)         --            --            --            (400)
  Payments received for notes receivable from stock sales ..           10          --            --            --              10
  Payment on notes payable to related party ................         (282)         --            --            --            (282)
                                                                ---------     -------       -------       -------       ---------
    Net cash used in financing activities ..................      (14,683)        769            --        (1,245)        (15,159)
                                                                ---------     -------       -------       -------       ---------

Effect of exchange rate changes on cash and cash equivalents           --          --           (72)           --             (72)
                                                                ---------     -------       -------       -------       ---------
Net increase (decrease) in cash and cash equivalents .......        7,091        (321)         (302)       (1,245)          5,223
Cash and cash equivalents, beginning of period .............        1,998         621         1,309            --           3,928
                                                                ---------     -------       -------       -------       ---------
Cash and cash equivalents, end of period ...................    $   9,089     $   300       $ 1,007       $(1,245)      $   9,151
                                                                =========     =======       =======       =======       =========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest ...............................................    $  10,219     $    --       $    --       $    --       $  10,219
                                                                =========     =======       =======       =======       =========
    Income taxes ...........................................    $     253     $    --       $   324       $    --       $     577
                                                                =========     =======       =======       =======       =========

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


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF TRUSTEES

     UNICCO is a Massachusetts business trust and, as such, has a Board of Trustees that serves a function similar to that of the board of directors of a corporation. The Trustees serve for an indefinite term. The Company's Trustees and executive officers are as follows:

TRUSTEES AND EXECUTIVE OFFICERS

   NAME                    POSITION
   ----                    --------
   Steven C. Kletjian      Chief Executive Officer and Chairman of
                           the Board of Trustees
   Richard J. Kletjian     Vice Chairman of the Board of Trustees
   Robert P. Kletjian      Vice President and Vice Chairman of the
                           Board of Trustees
   George A. Keches        Executive Vice President -- Finance and
                           Administration, Chief Financial Officer and Treasurer
   Sharkay Kletjian        Trustee

   Bruce Charboneau        Vice President and General Manager - Commercial
                           Division
   John C. Feitor          Senior Vice President - Operations
   Richard  T. Healey      Vice President - Corporate Development
   George R. Lohnes        Vice President - Marketing
   Jeffrey P. Peterson     Vice President - Information Technology/Shared
                           Services
   Joseph J. Tinney, Jr.   Vice President and General Manager - Industrial
                           Division

ADVISORY BOARD

     During fiscal 1998, the Company established an Advisory Board made up of non-employee and non-shareholder independent advisors with whom senior management consults on a periodic basis. The members of the Advisory Board are as follows:

    NAME                          POSITION
    ----                          --------
    Dr. Gregory Adamian (3)       Former President, Bentley College
    Anton Bernard (Ton) Funke
    Kupper(2)                     Former President, HODON-GROUP
    Leonard Lynch (1)(2)          Retired Partner, Arthur Andersen LLP
    Mitchell Reese (3)            Managing Director, The Carlyle Group
    Harvey Wagner (2)             Executive Vice President - Finance, Chief
                                  Financial Officer and Secretary, Paysys
                                  International, Inc.

(1) Chairman, Advisory Board
(2) Member of Audit Committee
(3) Member of Compensation Committee

BIOGRAPHICAL INFORMATION

     Set forth on the following pages is additional biographical information regarding each of the persons listed in the tables above.

TRUSTEES AND EXECUTIVE OFFICERS

     STEVEN C. KLETJIAN, CHAIRMAN AND CHIEF EXECUTIVE OFFICER Steven Kletjian, 56, has been Chairman and Chief Executive Officer of the Company since 1969. He has over 33 years of service with the Company. He has served as a Trustee since the Company's reorganization as a business trust in 1988, and had served as a director of the Company's corporate predecessor.

     RICHARD J. KLETJIAN, VICE CHAIRMAN Richard Kletjian, 53, has been Vice Chairman of the Company since 1993 and served as President for six years prior to 1993. From 1992 to 1993, he was also general manager of the Mid-Atlantic Division, and was general manager of the Commercial Division from 1990 to 1992. He has over 30 years of service with the Company. He has served as a Trustee since 1988, and had served as a director of the Company's corporate predecessor.

     ROBERT P. KLETJIAN, VICE PRESIDENT AND VICE CHAIRMAN Robert Kletjian, 50, has been Vice Chairman of the Company since 1993 and was Vice President and general manager of the Corporate and Education Division from 1990 to 1993. Prior to 1990, Mr. Kletjian managed the Company's Hartford operations. He has over 27 years of service with the Company. He has served as a Trustee since 1988, and had served as a director of the Company's corporate predecessor.

     GEORGE A. KECHES, EXECUTIVE VICE PRESIDENT-- FINANCE AND ADMINISTRATION, CHIEF FINANCIAL OFFICER AND Treasurer Mr. Keches, 43, joined the Company in 1991 having previously held management positions at The Westwood Group, Inc. and Arthur Andersen & Co. Mr. Keches is a Certified Public Accountant, and serves as the Company's principal financial officer.

     SHARKAY KLETJIAN, TRUSTEE Ms. Kletjian, 80, co-founded the Company in 1949. She served as a director of the Company's corporate predecessor, and has served as a Trustee since 1988. Until 1997, she also served as Treasurer of the Company.

     BRUCE L. CHARBONEAU, VICE PRESIDENT AND GENERAL MANAGER - COMMERCIAL DIVISION Mr. Charboneau, 58, joined the Company in 1994. Prior to joining the Company, Mr. Charboneau served as President of the Eastern Region of National Cleaning, Inc., another facilities services firm. He has over 30 years of experience in the facilities services industry.

     JOHN C. FEITOR, SENIOR VICE PRESIDENT - OPERATIONS Mr. Feitor, 55, has worked for the Company since 1970. He has held various positions including Area Manager and Vice President of Operations. He was promoted to Senior Vice President - Operations in 1996.

     RICHARD T. HEALEY, VICE PRESIDENT - CORPORATE DEVELOPMENT Mr. Healey, 58, joined the Company as Vice President - Corporate Development in April, 1998, having served in a similar capacity as a consultant to the Company since 1996. From 1995 to 1996, Mr. Healey provided merger and acquisition consulting services. Prior to that, he was Senior Vice President of I.T.E.C.O., a private holding company.

     GEORGE R. LOHNES, VICE PRESIDENT - MARKETING Mr. Lohnes, 43, joined the Company in 2000 having previously held various marketing and strategy management positions. Most recently he was Director, Marketing & Business Development (North America) for Johnson Controls, an automotive systems and facility management and control company. Prior to that, he served as Director, Strategic Planning for Groupe Bull, an international computer manufacturer and service company.

     JEFFREY P. PETERSON, VICE PRESIDENT - INFORMATION TECHNOLOGY/SHARED SERVICES Mr. Peterson, 41, joined the Company in September 1998. Prior to that, he held several managerial positions with Arthur Andersen LLP, most recently as Managing Director for Internal Systems in the Arthur Andersen Technology Solutions (AATS) group. Mr. Peterson was with Arthur Andersen for 17 years prior to joining UNICCO.

     JOSEPH J. TINNEY, JR., VICE PRESIDENT AND GENERAL MANAGER - INDUSTRIAL DIVISION Mr. Tinney, 43, joined the Company in June 1996 as a result of the Ogden acquisition. Prior to assuming his current role in December of 1999, Mr. Tinney held a variety of senior management positions including Vice President of the Company's Business Development efforts. Mr. Tinney had served in Ogden's Facilities Services Division as Director of National Sales from 1987 until 1996.

ADVISORY BOARD

     GREGORY H. ADAMIAN, AB, MPA, J.D., PH.D. (HON.) Dr. Adamian, 74, currently serves as Chancellor and President Emeritus of Bentley College in Waltham, Massachusetts, having previously served 21 years as its President. Dr. Adamian also serves on the boards of Bentley College and Joan Fabrics Corporation. He was previously a director of Liberty Mutual Life Insurance Company and the West End House.

     ANTON BERNARD (TON) FUNKE KUPPER Mr. Funke Kupper, 71, is retired President/CEO of HODON-GROUP (currently known as ABILIS International), a multinational facility service company which is a market leader in the Netherlands, Belgium and France, where he worked from 1959 to 1989. Mr. Funke Kupper served as a board member of the U.S.A. Building Service Contractors Association from 1985 to 1989, President of the World Federation of Building Service Contractors from 1980 to 1982 and President of the Dutch Association of Building Service Contractors from 1970 to 1983.

     LEONARD LYNCH Mr. Lynch, 63, is a retired partner of Arthur
Andersen LLP where he served as the Director of the Audit and Business Advisory Practice in the Boston and Southern California offices. He currently serves as a consultant to the firm. Mr. Lynch has also served as a past trustee of the New England Aquarium, member of the Advisory Board of the Heritage Plantation and a member of Town Hall of Los Angeles.

     MITCHELL REESE Mr. Reese, 41, is a Managing Director of The Carlyle Group, where he is responsible for the operations of Carlyle Venture Partners, L.P., a $250 million fund established to pursue venture-oriented investments. Prior to joining The Carlyle Group, Mr. Reese was employed for seven years by Morgan Keegan Inc., an investment banking firm, as President of its venture capital division and co-head of its investment banking group. Prior thereto, Mr. Reese was a Vice President in the mergers and acquisitions department of Alex. Brown & Sons Incorporated.

     HARVEY WAGNER Mr. Wagner, 59, serves as the Executive Vice President Finance, Chief Financial Officer and Secretary of Paysys International, Inc. From May 1998 to September 1999, he served as the Executive Vice President, Finance and Administration and Chief Financial Officer at Premiere Technologies, Inc. From June 1994 to April 1998, Mr. Wagner was the Senior Vice President of Finance, Chief Financial Officer and Treasurer of Scientific-Atlanta, Inc. From September 1989 to April 1994, Mr. Wagner was Vice President of Finance and Chief Financial Officer of Computervision Corporation. Mr. Wagner is a founding Board Member and President of the Wellness Community-Atlanta and sits on the Executive Advisory Board of the Wharton School of the University of Pennsylvania.. Mr. Wagner also sits on the Boards of several private companies.

ITEM 11.  EXECUTIVE COMPENSATION

    The following Summary Compensation Table sets forth information concerning the compensation paid or accrued by the Company with respect to the Company's Chief Executive Officer and certain other persons who served as executive officers of the Company during the fiscal year ended June 25, 2000.


                                                              ANNUAL                              LONG-TERM
                                                           COMPENSATION                          COMPENSATION
                                      -------------------------------------------------    -----------------------------
                                                                                             SHARES
                                                                           OTHER ANNUAL    UNDERLYING     ALL OTHER
 NAME AND PRINCIPAL POSITION               SALARY           BONUS (1)      COMPENSATION      OPTIONS   COMPENSATION(5)
----------------------------          -----------------    ----------      ------------    ----------  ----------------

Steven C. Kletjian ..............     2000     $794,000     $200,000         $69,000(2)           --     $113,000
  Chief Executive Officer             1999      750,000      200,000          62,000(2)           --      108,000
  and Chairman                        1998      635,000           --          26,000              --       88,000

Richard J. Kletjian .............     2000      390,000           --          43,000              --       75,000
  Vice Chairman                       1999      368,000           --          37,000              --       72,000
                                      1998      373,000           --          26,000              --       52,000

Robert P. Kletjian ..............     2000      390,000           --          35,000              --       61,000
  Vice President and Vice             1999      368,000           --          23,000              --       55,000
  Chairman                            1998      359,000           --          24,000              --       41,000

George A. Keches ................     2000      229,000       80,000         121,000(3)           --        7,000
  Executive Vice President            1999      216,000       70,000          87,000(3)           --        4,000
   -- Finance and                     1998      207,000       70,000          85,000(3)           --        6,000
   Administration, Chief
   Financial Officer and
   Treasurer

Bruce Charboneau ................     2000      209,000       70,000          11,000              --       12,000
  Vice President and General          1999      200,000       54,000          11,000              --        7,000
  Manager -- Commercial               1998      195,000       45,000          10,000              --        7,000
  Division


Robert J. Scoble ................     2000      337,000      130,000          30,000(4)           --       16,000
  Former Executive Vice President     1999      280,000       70,000          54,000(4)           --        5,000
  of Operations  (6)                  1998      202,000       70,000              --              --        6,000

----------

(1) Bonus amounts in each fiscal year represent payment of bonus earned in the prior fiscal year.

(2) Includes $41,000 and $40,000 in fiscal 2000 and 1999, respectively, representing taxable fringe benefit associated with personal use of Company-provided transportation.

(3) Includes forgiveness of indebtedness of $72,000, $72,000 and $84,000 in fiscal 2000 and 1999 and 1998, respectively, representing a portion of the indebtedness incurred in connection with the purchase of 27 non-voting common shares of the Company.

(4) Includes $25,000 and $52,000 in fiscal 2000 and 1999, respectively, of reimbursements related to relocation of this former executive officer. Such reimbursements are grossed up to cover the employee's related federal tax liability, pursuant to the Company's relocation policy.

(5) Includes premiums paid by the Company for life insurance for the designated officer and matching contributions by the Company to the executives' 401(k) and deferred compensation plans.

(6) Mr. Scoble was removed from the position of Executive Vice President of Operations in November 1999 as a result of a reorganization of the Company's business. He continues to be compensated by the Company.

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


                           NUMBER OF    PERCENTAGE OF    PERCENTAGE OF
SHAREHOLDER                 SHARES         CLASS         VOTING POWER
-----------                --------     -------------    -------------
Steven C. Kletjian.....       510          48.4%             51.0%
Richard J. Kletjian....       245          23.2              24.5
Robert P. Kletjian.....       245          23.2              24.5
John C. Feitor.........        27(1)        2.6                --
George A. Keches.......        27(1)        2.6                --
                            -----         -----             -----
                            1,054         100.0%            100.0%
                            =====         =====             =====
----------

     (1)  Non-voting shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A component of the Company's operating expenses consists of insurance premiums for workers' compensation and general liability insurance. In May 1995, the Company's shareholders organized Ashmont Insurance Company, Limited ("Ashmont"), as a captive insurance company. Ashmont is incorporated in the Cayman Islands. Premiums for workers' compensation and general liability insurance are paid by the Company to a commercial insurance carrier. After deducting pre-determined fees for administration, claims processing and taxes, the carrier remits the net premiums to Ashmont pursuant to a re-insurance agreement. Ashmont, as re-insurer, then reimburses the carrier for insurance losses paid on a monthly basis. Net insurance premiums received by Ashmont pursuant to this arrangement aggregated $10.0 million for fiscal 2000. Workers' compensation insurance premiums are based on statutory rates within the states that the Company operates, adjusted for the Company's claims experience; accordingly, management believes that these insurance premiums are consistent with the premiums that would be paid for comparable insurance coverage obtained on an arm's-length basis.

     The Company holds notes receivable aggregating approximately $645,000 from four of its officer/shareholders consisting primarily of demand notes that bear interest at an average Applicable Federal Rate (6.1% at June 25, 2000). Interest receivables related to those notes were approximately $241,000 at June 25, 2000. During fiscal 2000, the Company forgave the remaining $72,000 of the principal amount of such notes on account of the continued employment of one of the shareholders.

     The Company leases certain office space, through November 2005, from an affiliated company. Lease expense related to this lease was $57,000, $57,000 and $51,800 for fiscal 2000, 1999 and 1998, respectively. Approximate future minimum lease payments under this agreement for fiscal 2001 through fiscal year 2005 are $68,700, $73,450, $73,450, $73,450 and $73,450. Such amounts are included in Note 9.

     On September 30, 1998, the Company entered into an agreement to lease certain equipment from an affiliate. The monthly payments are $90,000 and the lease expires in September 2002. Total payments made by the Company under this lease were $1,080,000 for fiscal 2000. The Company is responsible for all costs and expenses of owning, operating and maintaining the equipment. These lease payments are included in Note 8 of Notes to Consolidated Financial Statements.

     In fiscal 2000, the Company paid consulting fees of $19,000 to Leonard Lynch, Chairman of the Advisory Board. The Company also paid $98,000 in consulting fees to D.M. Adamian, Inc., a company owned by Deborah Adamian. Ms. Adamian is the wife of Gregory Adamian, a member of the Advisory Board.

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

     (b)  Reports on Form 8-K:

          None

     (c)  Exhibits:

     EXHIBIT
     NUMBER                         DESCRIPTION
     -------                        -----------
      3.1(a)        Amended Declaration of Trust of UNICCO Service Company

      3.2(a)        Certificate of Incorporation of UNICCO Finance Corp.

      3.3(a)        By-laws of UNICCO Service Company

      3.4(a)        By-laws of UNICCO Finance Corp.

      3.5(a)        Articles of Organization of USC, Inc.

      3.6(a) Certificate of Incorporation of UNICCO Government S ervices, Inc.

      3.7(a)        By-laws of USC, Inc.

      3.8(a)        By-laws of UNICCO Government Services, Inc.

      3.9(b)        Articles of Incorporation of UNICCO Service Company of
                    M.I., Inc.

      3.10(b)       Certificate of Incorporation of UNICCO Service of N.J., Inc.

      3.11(b)       By-laws of UNICCO Service of M.I., Inc

      3.12(b)       By-laws of UNICCO Service of N.J., Inc.

      4.1(a) Indenture dated October 17, 1997 among UNICCO Service Company, UNICCO Finance Corp., the Guarantors party thereto and State Street Bank and Trust Company, as Trustee

      4.2(c)        First Supplemental Indenture and Guarantee

      4.3(d)        Second Supplemental Indenture and Guarantee

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

     10.2(e) Modification No. 1 dated as of March 31, 1998 to Amended and Restated Revolving Credit Agreement

     10.3(e) Second Amendment dated as of June 30, 1998 to Amended and Restated Revolving Credit Agreement

     10.4(d) Third Amendment dated as of December 28, 1998 to Amended and Restated Revolving Credit Agreement

     10.5(a) Share Purchase Agreement with George A. Keches dated June 20, 1996 and Amendment No. 1 to Share Purchase Agreement dated February 2, 1998

     10.6(a) Share Purchase Agreement with John C. Feitor dated July 1, 1989 and Amendment No. 1 to Share Purchase Agreement dated February 2, 1998

     10.7(a) Note Purchase Agreement dated June 28, 1996 by and among Massachusetts Capital Resource Company and UNICCO Service Company, USC, Inc., UNICCO Security Services, Inc. and UNICCO Government Services, Inc., as amended by First Amendment to Note Purchase Agreement dated October 17, 1997

     10.8(d) Waiver and Second Amendment to Note Purchase Agreement dated as of December 28, 1998

     10.9(f) Stock Purchase Agreement for the Acquisition of UNICCO Security Services, Inc. dated as of October 26, 1998 with Argenbright Security, Inc.

     10.10(d) First Amendment to Stock Purchase Agreement dated as of December 11, 1998

     10.11(g)       UNICCO Service Company Deferred Compensation Plan

     10.12(b) Fourth Amendment dated as of May 31, 2000 to Amended and Restated Revolving Credit Agreement.

     21.1(d)        Subsidiaries of the Registrant

     23.1(b)        Consent of PricewaterhouseCoopers LLP

     27.1(b)        Financial Data Schedule

----------

(a) Incorporated by reference to the Company's Form S-4 Registration Statement declared effective by the Commission on February 6, 1998 (File No. 333-42407).

(b)  Filed herewith.

(c) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1998.

(d) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999.

(e) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998.

(f) Incorporated by reference to the Company's Current Report on Form 8-K filed November 2, 1998.

(g) Incorporated by reference to the Company's Form S-8 Registration Statement filed July 8, 1999.

     (d) - Financial statement schedules

           SCHEDULE I -VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                            YEAR ENDED JUNE 25, 2000
                            ------------------------


                                   BEGINNING    CHARGED TO COSTS     DEDUCTIONS/
        DESCRIPTION                 BALANCE       AND EXPENSES       ADJUSTMENT    ENDING BALANCE
        -----------                ---------    ----------------     -----------   --------------

Allowance for doubtful accounts      $2,467        $1,420              $(693)        $3,194
                                     ======        ======              =====         ======




                            YEAR ENDED JUNE 27, 1999
                            ------------------------


                                   BEGINNING    CHARGED TO COSTS     DEDUCTIONS/
        DESCRIPTION                 BALANCE       AND EXPENSES       ADJUSTMENT    ENDING BALANCE
        -----------                ---------    ----------------     -----------   --------------


Allowance for doubtful accounts      $2,010         $ 998             $ (541)       $ 2,467
                                     ======         =====             ======        =======



                            YEAR ENDED JUNE 28, 1998
                            ------------------------

                                   BEGINNING    CHARGED TO COSTS     DEDUCTIONS/
        DESCRIPTION                 BALANCE       AND EXPENSES       ADJUSTMENT    ENDING BALANCE
        -----------                ---------    ----------------     -----------   --------------

Allowance for doubtful accounts      $1,561        $1,166              $(717)        $2,010
                                     ======        ======              =====         ======


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           UNICCO SERVICE COMPANY


Dated:  September 20, 2000                 By: /s/ Steven C. Kletjian
                                              ----------------------------------
                                              Steven C. Kletjian
                                              Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   /s/ Steven C. Kletjian         Chief Executive Officer          September 20, 2000
--------------------------------    and Chairman of the
   Steven C. Kletjian               Board of Trustees (Principal
                                    Executive Officer)


   /s/ George A. Keches           Executive Vice President,        September 20, 2000
--------------------------------    Chief Financial Officer
   George A. Keches                 and Treasurer (Principal
                                    Financial and Accounting
                                    Officer)


   /s/ Richard J. Kletjian        Trustee                          September 20, 2000
--------------------------------
   Richard J. Kletjian


   /s/ Robert P. Kletjian         Trustee                          September 20, 2000
--------------------------------
   Robert P. Kletjian


   /s/ Sharkay Kletjian           Trustee                          September 20, 2000
--------------------------------
   Sharkay Kletjian
