Form 10-Q
period 2000-09-24
UNICCO SERVICE CO
filed 2000-11-08
CIK 1050011

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

  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2000          COMMISSION FILE
                                                            NUMBER: 333-42407


                             UNICCO SERVICE COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



        MASSACHUSETTS                                           04-2872501
(STATE OR OTHER JURISDICTION OF                                (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

275 GROVE STREET, SUITE 3-200, AUBURNDALE, MASSACHUSETTS          02466
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


                                 (617) 527-5222
                         (REGISTRANT'S TELEPHONE NUMBER)


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

                             UNICCO SERVICE COMPANY

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 24, 2000



                                TABLE OF CONTENTS


                                                                            PAGE
PART I.    Financial Information

ITEM 1.    Financial Statements:

               Condensed Consolidated Statements of Income and
               Comprehensive Income for the three months ended September
               24, 2000 and September 26, 1999 (unaudited)                    3

               Condensed Consolidated Balance Sheets at September 24,
               2000 (unaudited) and June 25, 2000                             4

               Condensed Consolidated Statements of Cash Flows for the
               three months ended September 24, 2000 and September 26,
               1999 (unaudited)                                               5

               Notes to Condensed Consolidated Financial Statements           6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         12

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk        14

PART II.   Other Information                                                 15

           Signatures                                                        16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             UNICCO SERVICE COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)


                                                              THREE MONTHS ENDED
                                                        --------------------------------
                                                        SEPTEMBER 24,      SEPTEMBER 26,
                                                            2000               1999
                                                        -------------      -------------
        Service revenues..........................        $138,874           $135,466

        Cost of service revenues..................         123,116            119,542
                                                          --------           --------

           Gross profit...........................          15,758             15,924

        Selling, general and administrative
          expenses................................          11,059             10,883

        Amortization of intangible assets.........             946              1,020
                                                          --------           --------

           Operating income.......................           3,753              4,021

        Interest income...........................              33                361

        Interest expense..........................          (1,893)            (2,958)
                                                          --------           --------

           Income from operations before income
            taxes.................................           1,893              1,424


        Provision for income taxes................             372                344
                                                          --------           --------

        Net income................................        $  1,521           $  1,080
                                                          ========           ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          SEPTEMBER 24,
                                                                              2000             JUNE 25,
                                                                          (UNAUDITED)           2000
                                                                          -------------       ---------
        ASSETS
        Current assets:
          Cash and cash equivalents................................         $  3,512          $  2,333
          Accounts receivable, less reserves of $3,131 and $3,194..           57,957            49,067
          Unbilled receivables.....................................           27,362            24,567
          Other current assets.....................................            4,327             5,679
                                                                            --------          --------
              Total current assets.................................           93,158            81,646
                                                                            --------          --------

        Property and equipment, at cost............................           19,119            18,234
          Less - accumulated depreciation and amortization.........           12,809            12,435
                                                                            --------          --------
                                                                               6,310             5,799
                                                                            --------          --------

        Notes receivable and accrued interest from officers........              545               645
        Intangible assets, net of amortization.....................           35,163            36,166
        Other assets, net..........................................            4,116             3,875
                                                                            --------          --------

                                                                              39,824            40,686
                                                                            --------          --------
                                                                            $139,292          $128,131
                                                                            ========          ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        Current liabilities:
          Cash overdraft...........................................            7,574             2,597
          Accounts payable.........................................           10,141             8,966
          Accrued payroll and payroll-related expenses.............           14,813            16,301
          Deferred income taxes....................................            2,343             2,343
          Other accrued expenses...................................            7,986             6,433
                                                                            --------          --------
              Total current liabilities............................           42,857            36,640
                                                                            --------          --------
        Long-term liabilities:
          Line of credit...........................................           29,221            25,886
          Long-term debt, less current portion.....................           50,754            50,998
          Other long-term liabilities..............................            1,240               647
                                                                            --------          --------
              Total long-term liabilities..........................           81,215            77,531
                                                                            --------          --------
        Commitments and Contingencies

        Shareholders' equity:
          Common shares............................................              378               378
          Retained earnings........................................           15,555            14,234
          Accumulated other comprehensive income...................             (211)             (150)
                                                                            --------          --------
                                                                              15,722            14,462
        Less:
        Treasury shares at cost....................................             (502)             (502)
                                                                            --------          --------
             Total shareholders' equity............................           15,220            13,960
                                                                            --------          --------
                                                                            $139,292          $128,131
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

                             UNICCO SERVICE COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                 -------------------------------
                                                                 SEPTEMBER 24,     SEPTEMBER 26,
                                                                     2000              1999
                                                                 -------------     -------------
       Cash flows relating to operating activities:
           Net income......................................       $  1,521          $  1,080
           Adjustments to reconcile net income
            to net cash provided by (used in) operating
            activities:
           Amortization of intangible assets...............            946             1,020
           Amortization of debt issue costs and
            discount.......................................             58               125
           Depreciation and amortization...................            477               535
           Loss on disposals...............................             (7)              (57)
           Deferred compensation plan......................             (8)               --

       Changes in assets and liabilities:
           Accounts receivable.............................         (8,999)           (1,853)
           Unbilled receivables............................         (2,816)            2,047
           Other current assets............................          1,346             1,420
           Other long-term assets..........................           (294)              (48)
           Accounts payable................................            520            (1,701)
           Accrued expenses and other current
             liabilities...................................            771               452
           Other long-term liabilities.....................            592                67
           Other...........................................            115                24
                                                                  --------          --------

           Net cash (used in) provided by operating                 (5,778)            3,111
            activities......................................      --------          --------

       Cash flows relating to investing activities:
           Purchases of property and equipment, net.........        (1,032)             (926)
           Proceeds from sale of property and equipment.....            28                94
           Payments received for notes receivable from                 100                83
            officers, net...................................      --------          --------

               Net cash used in investing activities........          (904)             (749)
                                                                  --------          --------
       Cash flows relating to financing activities:
           Cash overdraft...................................         4,977                --
           Net proceeds from line of credit.................         3,335                --
           Payments of debt.................................          (250)             (250)
           Distributions to shareholders....................          (200)             (200)
                                                                  --------          --------
               Net cash provided by (used in) financing
                activities..................................         7,862              (450)
                                                                  --------          --------
       Effect of exchange rate changes on cash and
         cash equivalents...................................            (1)               (2)
                                                                  --------          --------

       Net increase in cash and cash equivalents............         1,179             1,910

       Cash and cash equivalents, beginning of period.......         2,333            24,938
                                                                  --------          --------

       Cash and cash equivalents, end of period.............      $  3,512          $ 26,848
                                                                  ========          ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 24, 2000

(1) INTERIM FINANCIAL STATEMENTS

These condensed consolidated financial statements include the accounts of UNICCO Service Company ("UNICCO" or the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position of the Company and its subsidiaries at September 24, 2000 and the results of their operations and their cash flows for the three-month periods ended September 24, 2000 and September 26, 1999, respectively.

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as allowed by Regulation S-X, Article
10. Results for any interim period are not necessarily indicative of results to be anticipated for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended June 25, 2000 in its Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

(2) COMPREHENSIVE INCOME

The components of comprehensive income for the three-month periods ended September 24, 2000 and September 26, 1999 are set forth below:

                                                 (UNAUDITED)
                                                IN THOUSANDS
                                 --------------------------------------------
                                 FOR THE THREE MONTHS    FOR THE THREE MONTHS
                                  ENDED SEPTEMBER 24,     ENDED SEPTEMBER 26,
                                         2000                    1999
                                 ---------------------   --------------------

Net income                              1,521                  $1,080
Other comprehensive income-
  Foreign currency translation
   adjustment                             (53)                    (16)
  Marketable securities                    (8)                     --
                                       ------                  ------

Comprehensive income                   $1,460                  $1,064
                                       ======                  ======

(3) CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

The Company's Senior Subordinated Notes due 2007 (the "Notes") are guaranteed, fully, unconditionally and jointly and severally, by certain of UNICCO's directly and indirectly wholly-owned domestic subsidiaries. UNICCO's wholly-owned Canadian subsidiary ("UFSCC") is not a guarantor of this debt. Separate financial statements of the guarantor subsidiaries and of UNICCO Finance Corp., a wholly-owned restricted-purpose subsidiary which is the co-issuer of the Notes, are not presented because management has determined that they would not be material to investors. The following presents consolidating financial information for (i) UNICCO only, (ii) the guarantor subsidiaries on a combined basis, (iii) the nonguarantor subsidiary - UFSCC - and (iv) the Company on a consolidated basis.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - (IN THOUSANDS)



                                                              FOR THE THREE MONTHS ENDED SEPTEMBER 24, 2000 (UNAUDITED)
                                                 -----------------------------------------------------------------------------------
                                                                                   NONGUARANTOR
                                                                 GUARANTOR          SUBSIDIARY                          CONSOLIDATED
                                                  UNICCO        SUBSIDIARIES           UFSCC           ELIMINATIONS         TOTAL
                                                 ---------      ------------       ------------        ------------     ------------
Service revenues......................           $ 116,106         $ 8,845            $13,923              $  --          $ 138,874
Cost of service revenues..............             102,396           8,087             12,633                 --            123,116
                                                 ---------         -------            -------              -----          ---------
  Gross profit........................              13,710             758              1,290                 --             15,758
Selling, general and administrative
 expenses.............................              10,191             313                555                 --             11,059
Amortization of intangible assets.....                 775              95                 76                 --                946
                                                 ---------         -------            -------              -----          ---------
  Operating income....................               2,744             350                659                 --              3,753
Interest income.......................                  17              --                 16                 --                 33
Interest expense......................              (1,607)           (137)              (149)                --             (1,893)
                                                 ---------         -------            -------              -----          ---------
Income from operations before income
  taxes...............................               1,154             213                526                 --              1,893
Provision for income taxes............                  70              40                262                 --                372
                                                 ---------         -------            -------              -----          ---------
Income from operations before equity
   in net earnings of subsidiaries....               1,084             173                264                 --              1,521
Equity in net earnings of
   subsidiaries.......................                 437              55                 --               (492)                --
                                                 ---------         -------            -------              -----          ---------
Net income............................           $   1,521         $   228            $   264              $(492)         $   1,521
                                                 =========         =======            =======              =====          =========


                                                              FOR THE THREE MONTHS ENDED SEPTEMBER 26, 1999 (UNAUDITED)
                                                 -----------------------------------------------------------------------------------
                                                                                   NONGUARANTOR
                                                                  GUARANTOR         SUBSIDIARY                          CONSOLIDATED
                                                   UNICCO        SUBSIDIARIES          UFSCC           ELIMINATIONS         TOTAL
                                                 ---------       ------------      ------------        ------------     ------------
Service revenues......................           $ 113,699         $ 9,227            $12,540              $  --          $ 135,466
Cost of service revenues..............             100,255           8,125             11,162                 --            119,542
                                                 ---------         -------            -------             ------          ---------
  Gross profit........................              13,444           1,102              1,378                 --             15,924
Selling, general and administrative
 expenses.............................               9,850             306                727                 --             10,883
Amortization of intangible assets.....                 848              97                 75                 --              1,020
                                                 ---------         -------            -------             ------          ---------
  Operating income....................               2,746             699                576                 --              4,021
Interest income.......................                 345              --                 16                 --                361
Interest expense......................              (2,809)             --               (149)                --             (2,958)
                                                 ---------         -------            -------             ------          ---------
Income from continuing operations
 before income taxes..................                 282             699                443                 --              1,424
Provision for income taxes............                  42              25                277                 --                344
                                                 ---------         -------            -------              -----          ---------
Income from operations before equity
 in net earnings of subsidiaries......                 240             674                166                 --              1,080
Equity in net earnings of
 subsidiaries.........................                 840              35                 --               (875)                --
                                                 ---------         -------            -------             ------          ---------

Net income............................           $   1,080         $   709            $   166             $ (875)         $   1,080
                                                 =========         =======            =======             ======          =========

CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)


                                                                           SEPTEMBER 24, 2000 (UNAUDITED)
                                                    --------------------------------------------------------------------------------
                                                                                      NONGUARANTOR
                                                                    GUARANTOR          SUBSIDIARY-                      CONSOLIDATED
                                                     UNICCO        SUBSIDIARIES          UFSCC           ELIMINATIONS       TOTAL
                                                    --------       ------------       ------------       ------------   ------------
Assets
Current assets:
Cash and cash equivalents...................        $  2,252         $     13           $ 1,247            $     --       $   3,512
Accounts receivable, less reserve of $3,131.          46,177            4,671             7,109                  --          57,957
Unbilled receivables........................          22,733            2,998             1,631                  --          27,362
Intercompany receivable (payable)...........           5,428            2,560            (7,988)                 --              --
Other current assets........................           3,891               --               436                  --           4,327
                                                    --------         --------           -------            --------       ---------
         Total current assets...............          80,481           10,242             2,435                  --          93,158
                                                    --------         --------           -------            --------       ---------
Property and equipment, at cost.............          15,487              996             2,636                  --          19,119
Less -accumulated depreciation and
 amortization...............................          10,777              886             1,146                  --          12,809
                                                    --------         --------           -------            --------       ---------

    Net property and equipment..............           4,710              110             1,490                  --           6,310
                                                    --------         --------           -------            --------       ---------
Due from (to) affiliates....................          14,509             (620)               --             (13,889)             --
Investment in subsidiary....................          15,929              758                --             (16,687)             --
Notes receivable and accrued interest from
 officers...................................             545               --                --                  --             545
Intangible assets, net of amortization......          27,834            3,720             3,609                  --          35,163
Other assets, net...........................           4,087               --                29                  --           4,116
                                                    --------         --------           -------            --------       ---------
                                                      62,904            3,858             3,638             (30,576)         39,824
                                                    --------         --------           -------            --------       ---------
                                                    $148,095         $ 14,210           $ 7,563            $(30,576)      $ 139,292
                                                    ========         ========           =======            ========       =========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft..............................        $  7,103         $    471           $    --            $     --       $   7,574
Accounts payable............................           7,529              660             1,952                  --          10,141
Accrued payroll and payroll-related
 expenses...................................          13,121              647             1,045                  --          14,813
Deferred income taxes.......................           2,145              198                --                  --           2,343
Other accrued expenses......................           6,659              124             1,203                  --           7,986
                                                    --------         --------           -------            --------       ---------
         Total current liabilities..........          36,557            2,100             4,200                  --          42,857
                                                    --------         --------           -------            --------       ---------

Long-term liabilities:
Line of credit..............................          29,221               --                --                  --          29,221
Long-term debt, less current portion........          50,754               --                --                  --          50,754
Other long-term liabilities.................           1,240               --                --                  --           1,240
                                                    --------         --------           -------            --------       ---------
         Total long-term liabilities........          81,215               --                --                  --          81,215
                                                    --------         --------           -------            --------       ---------
Commitments and Contingencies

Shareholders' equity........................          30,825           12,110             3,363             (30,576)         15,722
Less treasury shares at cost................            (502)              --                --                  --            (502)
                                                    --------         --------           -------            --------       ---------
         Total shareholders' equity.........          30,323           12,110             3,363             (30,576)         15,220
                                                    --------         --------           -------            --------       ---------
                                                    $148,095         $ 14,210           $ 7,563            $(30,576)      $ 139,292
                                                    ========         ========           =======            ========       =========

CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)


                                                                                     JUNE 25, 2000
                                                  ---------------------------------------------------------------------------------
                                                                                      NONGUARANTOR
                                                                   GUARANTOR           SUBSIDIARY-                     CONSOLIDATED
                                                    UNICCO        SUBSIDIARIES            UFSCC         ELIMINATIONS      TOTAL
                                                  --------       ------------        ------------      ------------   -------------
Assets
Current assets:
Cash and cash equivalents...................       $  2,320          $     13           $    --            $     --      $   2,333
Accounts receivable, less reserve of $3,194.         38,387             3,888             6,792                  --         49,067
Unbilled receivables........................         21,278             2,343               946                  --         24,567
Intercompany receivable (payable)...........          2,631             3,578            (6,209)                 --             --
Other current assets........................          5,106                --               573                  --          5,679
                                                   --------          --------           -------            --------      ---------
         Total current assets...............         69,722             9,822             2,102                  --         81,646
                                                   --------          --------           -------            --------      ---------
Property and equipment, at cost.............         14,624               987             2,623                  --         18,234
Less -accumulated depreciation and
  amortization..............................         10,465               873             1,097                  --         12,435
                                                   --------          --------           -------            --------      ---------

     Net property and equipment.............          4,159               114             1,526                  --          5,799
                                                   --------          --------           -------            --------      ---------
Due from (to) affiliates....................         14,509              (620)               --             (13,889)            --
Investment in subsidiary....................         15,492               703                --             (16,195)            --
Notes receivable and accrued interest from
  officers..................................            645                --                --                  --            645
Intangible assets, net of amortization......         28,609             3,815             3,742                  --         36,166
Other assets, net...........................          3,846                --                29                  --          3,875
                                                   --------          --------           -------            --------      ---------
                                                     63,101             3,898             3,771             (30,084)        40,686
                                                   --------          --------           -------            --------      ---------
                                                   $136,982          $ 13,834           $ 7,399            $(30,084)     $ 128,131
                                                   ========          ========           =======            ========      =========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft..............................       $    329          $    399           $ 1,869            $     --      $   2,597
Accounts payable............................          7,168               689             1,109                  --          8,966
Accrued payroll and payroll-related
  expenses..................................         14,783               656               862                  --         16,301
Deferred income taxes.......................          2,145               198                --                  --          2,343
Other accrued expenses......................          6,016                10               407                  --          6,433
                                                   --------          --------           -------            --------      ---------
         Total current liabilities..........         30,441             1,952             4,247                  --         36,640
                                                   --------          --------           -------            --------      ---------
Long-term liabilities:
Line of credit..............................         25,886                --                --                  --         25,886
Long-term debt..............................         50,998                --                --                  --         50,998
Other long-term liabilities.................            647                --                --                  --            647
                                                   --------          --------           -------            --------      ---------
         Total long-term liabilities........         77,531                --                --                  --         77,531
                                                   --------          --------           -------            --------      ---------

Commitments and Contingencies

Shareholders' equity........................         29,512            11,882             3,152             (30,084)        14,462
Less treasury shares at cost................           (502)               --                --                  --           (502)
                                                   --------          --------           -------            --------      ---------
         Total shareholders' equity.........         29,010            11,882             3,152             (30,084)        13,960
                                                   --------          --------           -------            --------      ---------
                                                   $136,982          $ 13,834           $ 7,399            $(30,084)     $ 128,131
                                                   ========          ========           =======            ========      =========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)


                                                                      THREE MONTHS ENDED SEPTEMBER 24, 2000 (UNAUDITED)
                                                        ---------------------------------------------------------------------------
                                                                                   NONGUARANTOR
                                                                     GUARANTOR      SUBSIDIARY-                        CONSOLIDATED
                                                        UNICCO      SUBSIDIARIES      UFSCC         ELIMINATIONS           TOTAL
                                                        -------     ------------   ------------     ------------       ------------
Cash flows relating to operating activities:
   Net income ................................        $  1,521        $   228         $   264           $ (492)          $  1,521
   Net earnings from equity investment........            (437)           (55)             --              492                 --
   Adjustments to reconcile net income
      to net cash provided by operating
       activities:
      Amortization of intangible assets.......             775             95              76               --                946
      Amortization of debt issue costs and
        discount..............................              58             --              --               --                 58
      Depreciation and amortization...........             388             13              76               --                477
      Loss on disposals.......................              (7)            --              --               --                 (7)
      Deferred compensation plan..............              (8)            --              --               --                 (8)

      Changes in assets and liabilities:
        Accounts receivable...................          (7,789)          (783)           (427)              --             (8,999)
        Unbilled receivables..................          (1,454)          (656)           (706)              --             (2,816)
        Intercompany receivable (payable).....          (2,796)         1,017           1,894             (115)                --
        Other current assets..................           1,215              1             130               --              1,346
        Other long-term assets................            (294)            --              --               --               (294)
        Accounts payable......................             361            (28)            187               --                520
        Accrued expenses and other current
          liabilities.........................          (1,020)           105           1,686               --                771
        Other long-term liabilities...........             592             --              --               --                592
        Other.................................              --             --              --              115                115
                                                      --------        -------         -------           ------          ---------
      Net cash (used in) provided by operating
       activities.............................          (8,895)           (63)          3,180               --             (5,778)
                                                      --------        -------         -------           ------          ---------
Cash flows relating to investing activities:
   Purchase of property and equipment, net....            (960)            (9)            (63)              --             (1,032)
   Proceeds from sale of property and
     equipment................................              28             --              --               --                 28
   Payments received for notes receivable from
     officers, net............................             100             --              --               --                100
                                                      --------        -------         -------           ------          ---------
      Net cash used in investing activities...            (832)            (9)            (63)              --               (904)
                                                      --------        -------         -------           ------          ---------

Cash flows relating to financing activities:
   Cash overdraft.............................           6,774             72          (1,869)              --              4,977
   Net proceeds from line of credit...........           3,335             --              --               --              3,335
   Payment on debt............................            (250)            --              --               --               (250)
   Distribution to shareholders...............            (200)            --              --               --               (200)
                                                      --------        -------         -------           ------          ---------
      Net cash provided by (used in)
        financing activities..................           9,659             72          (1,869)              --              7,862
                                                      --------        -------         -------           ------          ---------


Effect of exchange rate changes on cash and
   cash equivalents...........................              --             --              (1)              --                 (1)
                                                      --------        -------         -------           ------          ---------
Net (decrease) increase in cash and cash
   equivalents................................             (68)            --           1,247               --              1,179
Cash and cash equivalents, beginning of period           2,320             13              --               --              2,333
                                                      --------        -------         -------           ------          ---------
Cash and cash equivalents, end of period......        $  2,252        $    13         $ 1,247           $   --          $   3,512
                                                      ========        =======         =======           ======          =========


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)


                                                                      THREE MONTHS ENDED SEPTEMBER 26, 1999 (UNAUDITED)
                                                      ------------------------------------------------------------------------------
                                                                                       NONGUARANTOR
                                                                      GUARANTOR        SUBSIDIARY-                      CONSOLIDATED
                                                       UNICCO        SUBSIDIARIES         UFSCC         ELIMINATIONS       TOTAL
                                                      --------       ------------      ------------     ------------    ------------
Cash flows relating to operating activities:
   Net income (loss)..........................        $  1,080          $   709         $   166         $  (875)         $   1,080
   Net earnings from equity investment........            (840)             (35)             --             875                 --
   Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
      Amortization of intangible assets.......             848               97              75              --              1,020
      Amortization of debt issue costs and
        discount..............................             125               --              --              --                125
      Depreciation and amortization...........             424               19              92              --                535
      Loss on disposals.......................             (50)              (7)             --              --                (57)

      Changes in assets and liabilities:
        Accounts receivable...................             457           (2,699)            389              --             (1,853)
        Unbilled receivables..................           2,653             (612)              6              --              2,047
        Intercompany receivable (payable).....          (3,151)           3,023             152             (24)                --
        Other current assets..................           1,437               (1)            (16)             --              1,420
        Other long-term assets................             (55)              --               7              --                (48)
        Cash overdraft........................              --              146              --            (146)                --
        Accounts payable......................            (584)            (613)           (504)             --             (1,701)
        Accrued expenses and other current
          liabilities.........................             477               52             (77)             --                452
        Other long-term liabilities...........              67               --              --              --                 67
        Other.................................               1               (1)             --              24                 24
                                                      --------          -------         -------          ------          ---------
      Net cash provided by (used in)
         operating activities.................           2,889               78             290            (146)             3,111
                                                      --------          -------         -------          ------          ---------

Cash flows relating to investing activities:
   Purchase of property plant and equipment,
     net......................................            (837)             (86)             (3)             --               (926)
   Proceeds from sale of property and
     equipment................................              87                7              --              --                 94
   Payments received for notes receivable from
     officers, net............................              83               --              --              --                 83
                                                      --------          -------         -------          ------          ---------


      Net cash used in investing activities...            (667)             (79)             (3)             --               (749)
                                                      --------          -------         -------          ------          ---------

Cash flows relating to financing activities:
   Payment on debt............................            (250)              --              --              --               (250)
   Distribution to shareholders...............            (200)              --              --              --               (200)
                                                      --------          -------         -------          ------          ---------
      Net cash used in financing activities...            (450)              --              --              --               (450)
                                                      --------          -------         -------          ------          ---------
Effect of exchange rate changes on cash and
   cash equivalents...........................              --               --              (2)             --                 (2)
                                                      --------          -------         -------          ------          ---------
Net increase (decrease) in cash and cash
   equivalents................................           1,772               (1)            285            (146)             1,910
Cash and cash equivalents, beginning of period          24,002               13           1,205            (282)            24,938
                                                      --------          -------         -------          ------          ---------
Cash and cash equivalents, end of period......        $ 25,774          $    12         $ 1,490          $ (428)         $  26,848
                                                      ========          =======         =======          ======          =========

(4)  LITIGATION

    In the ordinary course of business, the Company is party to various types of litigation. The Company believes that, in the aggregate, the litigation currently pending or threatened will not have a material adverse effect on the Company's financial position or results of operations.

(5)  SUBSEQUENT EVENT

     In October 2000, the Company received $440,000 of the potential $450,000 of contingent purchase price related to the sale, effective December 31, 1999, of certain janitorial service contracts. In the second quarter of fiscal 2001, the Company will record a gain on sale of assets for the full amount received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26,
1999

    REVENUES Revenues for the first quarter of fiscal 2001, which ended September 24, 2000, were $138.9 million compared to $135.5 million for the first quarter of fiscal 2000, which ended September 26, 1999, an increase of $3.4 million or 2.5%. The increase was attributable to revenue increases in the Company's Commercial and Industrial divisions of $8.1 million and $1.5 million, respectively. The revenue increases in the Commercial and Industrial divisions were primarily the result of additional services performed under new and existing contracts outpacing decreases in revenue due to reduction in scope of work or lost contracts. No contracts lost in the first quarter of fiscal 2001 are considered material to the Company. The revenue increase in the Commercial division was partially offset by a decrease in revenue of $6.2 million that was the result of the sale of certain contracts, primarily in the Midwest, effective December 31, 1999.

    COST OF REVENUES Cost of revenues for the first quarter of fiscal 2001 were $123.1 million, or 88.7% of revenues, compared to $119.5 million, or 88.2% of revenues, for the first quarter of fiscal 2000. The increase in cost of revenues was primarily the result of salary increases effective July 1, 2000 and increases in the Company's workers' compensation and general liability insurance premiums.

    Subsequent to September 24, 2000, the Company was notified of the cancellation of a certain contract. Revenues from this contract were approximately $11.7 million in fiscal 2000. The Company anticipates that it will incur a charge to operations of approximately $0.5 to $1.0 million in the second quarter of fiscal 2001 as a result of severance expenses, the disposal of a fleet of vehicles and other equipment and the abandonment of office space utilized in the performance of the cancelled contract. The Company is currently attempting to redeploy vehicles and take other appropriate steps in an effort to mitigate the expected charge.

    GROSS PROFIT As a result of the foregoing, gross profit for the first quarter of fiscal 2001 was $15.8 million, or 11.3% of revenues, compared to $15.9 million, which was 11.8% of revenues, for the comparable period in fiscal 2000.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the first quarter of fiscal 2001 were $11.1 million, or 8.0% of revenues, compared to $10.9 million, or 8.0% of revenues, for the first quarter of fiscal 2000. The increase is primarily the result of increase in professional fees of $0.3 million, increased rent of $0.2 million and an increase of $0.1 million related to changes in the exchange rate used to revalue the Company's receivable from its Canadian subsidiary. The increase in professional fees was primarily the result of consulting fees relating to the implementation of the Company's shared service center. The increase in rent expense was the result of higher rent at the Company's corporate headquarters, which was relocated to a larger facility in May 2000. The Company also experienced a $0.2 million increase in payroll expense that was primarily the result of salary increases effective July 1, 2000. This increase was offset by a $0.2 million decrease in payroll expense as a result of the sale of certain contracts effective December 31, 1999. The Company also experienced a $0.2 million decrease in various non-payroll related expenses as a result of the sale of certain contracts effective December 31, 1999. Advertising and promotion expense also decreased $0.1 million compared to the first quarter of fiscal 2000.

    AMORTIZATION OF INTANGIBLE ASSETS Amortization expense was $0.9 million in the first quarter of fiscal 2001 and $1.0 million in the first quarter of fiscal 2000. The decrease in amortization expense is the result of the write-off of intangible assets related to certain contracts sold effective December 31, 1999.

    INCOME FROM OPERATIONS As a result of the foregoing, income from operations for the first quarter of fiscal 2001 was $3.8 million, or 2.7% of revenues, compared to $4.0 million, or 3.0% of revenues for the first quarter of fiscal 2000.

    EBITDA As a result of the foregoing, EBITDA for the first quarter of fiscal 2001 was $5.2 million, or 3.7% of revenues, compared to $5.6 million, or 4.1% of revenues, for the first quarter of fiscal 2000. EBITDA is defined as income from continuing operations before provision for income taxes, interest expense, interest income and depreciation and amortization. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment; (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles; (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

    INTEREST EXPENSE Interest expense for the first quarter of fiscal 2001 was $1.9 million, or 1.4% of revenues, compared to $3.0 million, or 2.2% of revenues, for the first quarter of fiscal 2000. The decrease in interest expense was the result of the repurchase of $57.9 million (face amount) of the Company's Notes, which occurred during the second and third quarters of fiscal 2000.

    INCOME TAXES Provision for income taxes for the first quarter of fiscal 2001 was $0.4 million, or 19.7% of income before provision for income taxes, compared to $0.3 million, or 24% of income before provision for income taxes, for the first quarter of fiscal 2000. The higher effective tax rate in the first quarter of fiscal 2000 resulted from higher pre-tax income generated by the Canadian operations, which is taxed at a higher effective rate.

    NET INCOME As a result of the foregoing, net income for the first quarter of fiscal 2001 was $1.5 million, or 1.1% of revenues, compared to net income of $1.1 million, or 0.8% of revenues, for the first quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

    For the three months ended September 24, 2000, the Company's cash balance increased by $1.2 million, including $5.8 million of net cash used by operating activities and $0.9 million of net cash used by investing activities offset by $7.9 million of net cash provided by financing activities.

    Cash used in operating activities was primarily the result of an increase in accounts receivable and unbilled receivables of $9.0 million and $2.8 million, respectively. This decrease in cash was partially offset by an increase in cash of $3.0 million related to net income adjusted for non-cash items such as depreciation and amortization. The decrease in cash was further offset by a decrease in other current assets of $1.3 million and increases in accounts payable, accrued expenses and other long-term liabilities of $0.5 million, $0.8 million and $0.6 million, respectively.

    Cash used in investing activities was primarily the result of capital expenditures of $1.0 million.

    Financing activities included a $5.0 million increase in the cash overdraft as well as $3.3 million in additional borrowings from the line of credit, which was used to fund the increase in receivables. During the quarter, the Company made a $250,000 payment of principal on the Company's subordinated indebtedness and a shareholder distribution of $200,000.

    Capital expenditures were $1.0 million and $0.9 million, respectively, for the three-month periods ended September 2001 and 2000. The Company's operations do not generally require material investment in capital assets. The Company expects that its capital expenditure requirements will not increase materially during the next three quarters of fiscal 2001.

    The Company is party to a revolving credit facility (the "Credit Facility") under which the Company may borrow up to $45.0 million for acquisitions, working capital and general corporate purposes, subject to certain conditions. The Credit Facility, the Indenture governing the Company's Senior Subordinated Notes (the "Notes") due 2007 and the terms of the Company's other subordinated indebtedness include certain financial and operating covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, make investments and take other actions. The Company was in compliance with all covenants as of September 24, 2000. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors.

 The Company's principal capital requirements are to service the Company's indebtedness, for working capital, to fund acquisitions and, to a lesser extent, to fund capital expenditures. As of September 24, 2000, the Company had outstanding cash borrowings of $29.2 million under the Credit Facility, as well as outstanding letters of credit of $12.6 million. The increase in accounts receivable and related days sales outstanding necessitated a higher level of cash borrowings during the quarter. Availability under the Credit Facility was $3.2 million as of September 24, 2000. The Company has determined that an expansion of the Credit Facility to $55 million is required in order to meet expected working capital requirements. The Company is in discussions with its existing bank group to expand the Credit Facility to $55 million. The Company believes that its cash flow from operations, together with its borrowing capacity under an expanded Credit Facility, will be sufficient to meet such requirements as they now exist.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information provided below updates that which was previously presented in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the Company's Form 10-K for the fiscal year ended June 25, 2000.

    The Company had $29.2 million in cash borrowings under the Credit Facility as of September 24, 2000. These funds were borrowed under two rates: (i) $25,000,000 was borrowed at LIBOR plus 1.5% (8.12% as of September 24, 2000) and
(ii) the remaining outstanding balance was borrowed at the prime rate (9.5% as of September 24, 2000).

    At September 24, 2000, the Company had additional outstanding indebtedness that consisted of $47.2 million of Senior Subordinated Notes and $3.75 million of a Subordinated Promissory Note with fixed interest rates of 9.875% and 14%, respectively.

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



                                        UNICCO SERVICE COMPANY
                                        ----------------------------------------
                                        Registrant


November 8, 2000                        By: /s/ Steven C. Kletjian
                                            ------------------------------------
                                            Steven C. Kletjian, President,
                                            Chief Executive Officer
                                            (Principal Executive Officer)


November 8, 2000                        By: /s/ George A. Keches
                                            ------------------------------------
                                            George A. Keches, Vice President -
                                            Finance, Chief Financial Officer
                                            and Treasurer (Principal Financial
                                            and Accounting Officer)