Form 10-Q
period 2000-12-24
UNICCO SERVICE CO
filed 2001-02-07
CIK 1050011

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

FOR THE QUARTERLY PERIOD ENDED DECEMBER 24, 2000                COMMISSION FILE
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

                             UNICCO SERVICE COMPANY

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 24, 2000


                                TABLE OF CONTENTS



                                                                            PAGE

PART I.    Financial Information

ITEM 1.    Financial Statements:

             Condensed Consolidated Statements of Income for the three
             months and six months ended December 24, 2000 and
             December 26, 1999 (unaudited)                                     3

             Condensed Consolidated Balance Sheets at December 24, 2000
             (unaudited) and June 25, 2000                                     4

             Condensed Consolidated Statements of Cash Flows for the
             six months ended December 24, 2000 and December 26, 1999
             (unaudited)                                                       5

             Notes to Condensed Consolidated Financial Statements              6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          14

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk         17

PART II.   Other Information                                                  18

           Signatures                                                         19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             UNICCO SERVICE COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                   ----------------------------      ---------------------------
                                                   DECEMBER 24,    DECEMBER 26,      DECEMBER 24,   DECEMBER 26,
                                                      2000             1999             2000            1999
                                                   ------------    ------------      ------------   ------------
Service revenues ............................       $147,524        $141,631           $286,398       $277,097

Cost of service revenues ....................        131,367         124,910            254,483        244,452
                                                    --------        --------           --------       --------

   Gross profit .............................         16,157          16,721             31,915         32,645

Selling, general and administrative
   expenses.................................          10,771          10,679             21,830         21,562

Amortization of intangible assets ...........            945           1,022              1,891          2,042
                                                    --------        --------           --------       --------

   Operating income .........................          4,441           5,020              8,194          9,041

Interest income .............................             28             372                 61            733

Interest expense ............................         (2,036)         (2,885)            (3,929)        (5,843)

Gain on sale of contracts ...................            440              --                440             --
                                                    --------        --------           --------       --------
   Income from operations before
      income taxes...........................          2,873           2,507              4,766          3,931

Provision for income taxes ..................            416             326                788            670
                                                    --------        --------           --------       --------

Net income before extraordinary item ........          2,457           2,181              3,978          3,261

Extraordinary gain, net of tax of $16 .......             --             388                 --            388
                                                    --------        --------           --------       --------
Net income ..................................       $  2,457        $  2,569           $  3,978       $  3,649
                                                    ========        ========           ========       ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    DECEMBER 24,
                                                                        2000            JUNE 25,
                                                                    (UNAUDITED)          2000
                                                                    -----------        ---------
ASSETS
Current assets:
  Cash and cash equivalents ...............................          $  4,053           $  2,333
  Accounts receivable, less reserves of $3,008 and $3,194 .            58,946             49,067
  Unbilled receivables ....................................            25,394             24,567
  Other current assets ....................................             5,006              5,679
                                                                     --------           --------
      Total current assets ................................            93,399             81,646
                                                                     --------           --------

Property and equipment, at cost ...........................            19,431             18,234
  Less - accumulated depreciation and amortization ........            13,251             12,435
                                                                     --------           --------
                                                                        6,180              5,799
                                                                     --------           --------

Notes receivable and accrued interest from officers .......               545                645
Intangible assets, net of amortization ....................            34,182             36,166
Other assets, net .........................................             4,324              3,875
                                                                     --------           --------
                                                                       39,051             40,686
                                                                     --------           --------
                                                                     $138,630           $128,131
                                                                     ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdraft ..........................................             5,061              2,597
  Accounts payable ........................................            12,024              8,966
  Accrued payroll and payroll-related expenses ............            16,967             16,301
  Deferred income taxes ...................................             2,343              2,343
  Current portion of long-term debt .......................             3,500                 --
  Other accrued expenses ..................................             7,240              6,433
                                                                     --------           --------
      Total current liabilities ...........................            47,135             36,640
                                                                     --------           --------

Long-term liabilities:
  Line of credit ..........................................            26,637             25,886
  Long-term debt ..........................................            47,009             50,998
  Other long-term liabilities .............................             1,398                647
                                                                     --------           --------
      Total long-term liabilities .........................            75,044             77,531
                                                                     --------           --------

Commitments and Contingencies

Shareholders' equity:
  Common shares ...........................................               378                378
  Retained earnings .......................................            16,949             14,234
  Accumulated other comprehensive income ..................              (374)              (150)
                                                                     --------           --------
                                                                       16,953             14,462

Less:
Treasury shares at cost ...................................              (502)              (502)
                                                                     --------           --------
     Total shareholders' equity ...........................            16,451             13,960
                                                                     --------           --------
                                                                     $138,630           $128,131
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

                             UNICCO SERVICE COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              SIX MONTHS ENDED
                                                                       ------------------------------
                                                                       DECEMBER 24,      DECEMBER 26,
                                                                           2000              1999
                                                                       ------------      ------------
Cash flows relating to operating activities:
    Net income ................................................          $  3,978           $ 3,649
    Adjustments to reconcile net income
        to net cash provided by operating activities:
        Amortization of intangible assets .....................             1,891             2,042
        Amortization of debt issue costs and discount .........               116               138
        Depreciation and amortization .........................               984             1,086
        Gain on disposals .....................................                (9)             (101)
        Gain on sale of contracts .............................              (440)               --
        Extraordinary gain, net of tax ........................                --              (388)
        Deferred compensation plan ............................              (139)               --

    Changes in assets and liabilities:
        Accounts receivable ...................................           (10,061)            3,394
        Unbilled receivables ..................................              (848)           (1,810)
        Other current assets ..................................               660             1,495
        Other long-term assets ................................              (397)             (102)
        Accounts payable ......................................             2,416            (1,415)
        Accrued expenses and other current liabilities ........             2,187              (760)
        Other long-term liabilities ...........................               593               254
        Other .................................................               173                17
                                                                         --------           -------

        Net cash provided by operating activities .............             1,104             7,499
                                                                         --------           -------

Cash flows relating to investing activities:
    Purchases of property and equipment, net ..................            (1,511)           (1,560)
    Proceeds from sale of property and equipment ..............               116               144
    Proceeds from sale of contracts ...........................               440                --
    Payments received for notes receivable from officers ......               100               509
                                                                         --------           -------
        Net cash used in investing activities .................              (855)             (907)
                                                                         --------           -------

Cash flows relating to financing activities:
    Cash overdraft ............................................             2,464                --
    Proceeds from line of credit ..............................               751                --
    Debt prepayment ...........................................              (500)           (8,424)
    Distributions to shareholders .............................            (1,263)             (400)
                                                                         --------           -------
        Net cash provided by (used in) financing activities ...             1,452            (8,824)
                                                                         --------           -------

Effect of exchange rate changes on cash and cash equivalents ..                19               (10)
                                                                         --------           -------


Net increase (decrease) in cash and cash equivalents ..........             1,720            (2,242)

Cash and cash equivalents, beginning of period ................             2,333            24,938
                                                                         --------           -------

Cash and cash equivalents, end of period ......................          $  4,053           $22,696
                                                                         ========           =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 24, 2000

(1)  INTERIM FINANCIAL STATEMENTS

These condensed consolidated financial statements include the accounts of UNICCO Service Company ("UNICCO" or the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position of the Company and its subsidiaries at December 24, 2000 and the results of their operations and their cash flows for the three and six month periods ended December 24, 2000 and December 26, 1999, respectively.

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as allowed by Regulation S-X, Article
10. Results for any interim period are not necessarily indicative of results to be anticipated for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended June 25, 2000 included in its Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

(2)  GAIN ON SALE OF CONTRACTS

     In October 2000, the Company received $440,000 of the potential $450,000 of contingent purchase price related to the sale, effective December 31, 1999, of certain janitorial contracts. In the quarter ended December 24, 2000, the Company recorded a gain on sale of assets for the full amount received.

(3)  COMPREHENSIVE INCOME

The components of comprehensive income for the three-month and six-month periods ended December 24, 2000 and December 26, 1999 are set forth below:

                                                                             (UNAUDITED)
                                                                             IN THOUSANDS
                                                   -----------------------------------------------------------------
                                                   FOR THE THREE    FOR THE THREE      FOR THE SIX      FOR THE SIX
                                                    MONTHS ENDED     MONTHS ENDED      MONTHS ENDED     MONTHS ENDED
                                                    DECEMBER 24,     DECEMBER 26,      DECEMBER 24,     DECEMBER 26,
                                                       2000              1999             2000              1999
                                                   -----------------------------------------------------------------
Net income .....................................        $2,457           $2,569          $3,978           $3,649
Other comprehensive income-
     Foreign currency translation adjustment....           (32)               6             (85)             (10)

     Marketable securities .....................          (131)              43            (139)              43
                                                        ------           ------          ------           ------
Comprehensive income ...........................        $2,294           $2,618          $3,754           $3,682
                                                        ======           ======          ======           ======

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

                                                   NET REVENUE FROM                                   LONG-LIVED
                                                      OPERATIONS                                        ASSETS
                             -------------------------------------------------------------     -----------------------
                              FOR THE THREE   FOR THE THREE    FOR THE SIX    FOR THE SIX
                              MONTHS ENDED    MONTHS ENDED     MONTHS ENDED   MONTHS ENDED        AS OF        AS OF
                              DECEMBER 24,    DECEMBER 26,     DECEMBER 24,   DECEMBER 26,     DECEMBER 24,   JUNE 25,
                                 2000             1999            2000           1999              2000         2000
                             --------------   -------------   -------------   ------------     ------------   --------
By Geographic Area
   United States.........       $134,189         $128,713        $259,140        $251,639         $40,301     $41,188
   Canada................         13,335           12,918          27,258          25,458           4,930       5,297
                                --------         --------        --------        --------         -------     -------
Consolidated............        $147,524         $141,631        $286,398        $277,097         $45,231     $46,485
                                ========         ========        ========        ========         =======     =======

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

        CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - (IN THOUSANDS)


                                                               FOR THE THREE MONTHS ENDED DECEMBER 24, 2000 (UNAUDITED)
                                                    ----------------------------------------------------------------------------
                                                                                    NONGUARANTOR
                                                                    GUARANTOR         SUBSIDIARY                     CONSOLIDATED
                                                     UNICCO       SUBSIDIARIES         UFSCC        ELIMINATIONS        TOTAL
                                                    --------      ------------     -------------    ------------    ------------
Service revenues ..............................     $125,691         $8,498            $13,335           $ --         $147,524
Cost of service revenues ......................      111,016          8,353             11,998             --          131,367
                                                    --------         ------            -------           ----         --------
  Gross profit ................................       14,675            145              1,337             --           16,157
Selling, general and administrative expenses...        9,851            320                600             --           10,771
Amortization of intangible assets .............          776             95                 74             --              945
                                                    --------         ------            -------           ----         --------
  Operating income ............................        4,048           (270)               663             --            4,441
Interest income ...............................           10             --                 18             --               28
Interest expense ..............................       (1,754)          (137)              (145)            --           (2,036)
Gain on sale of contracts .....................          440             --                 --             --              440
                                                    --------         ------            -------           ----         --------
Income before provision for income taxes ......        2,744           (407)               536             --            2,873

Provision for income taxes ....................          120             40                256             --              416
                                                    --------         ------            -------           ----         --------
Income before equity in net earnings of
  subsidiaries ................................        2,624           (447)               280             --            2,457
Equity in net earnings of subsidiaries ........         (167)            58                 --            109               --
                                                    --------         ------            -------           ----         --------
Net income ....................................     $  2,457         $ (389)           $   280           $109         $  2,457
                                                    ========         ======            =======           ====         ========


                                                                FOR THE THREE MONTHS ENDED DECEMBER 26, 1999 (UNAUDITED)
                                                     -------------------------------------------------------------------------
                                                                                    NONGUARANTOR
                                                                   GUARANTOR         SUBSIDIARY                   CONSOLIDATED
                                                     UNICCO       SUBSIDIARIES         UFSCC        ELIMINATIONS      TOTAL
                                                     -------      ------------      ------------    ------------  ------------
Service revenues .............................      $119,512         $9,201            $12,918          $  --         $141,631
Cost of service revenues .....................       104,921          8,336             11,653             --          124,910
                                                    --------         ------            -------          -----         --------
  Gross profit ...............................        14,591            865              1,265             --           16,721
Selling, general and administrative expenses .         9,617            304                758             --           10,679
Amortization of intangible assets ............           848             97                 77             --            1,022
                                                    --------         ------            -------          -----         --------
  Operating income ...........................         4,126            464                430             --            5,020
Interest income ..............................           354             --                 18             --              372
Interest expense .............................        (2,454)          (274)              (157)            --           (2,885)
                                                    --------         ------            -------          -----         --------
Income before provision for income taxes .....         2,026            190                291             --            2,507
Provision for income taxes ...................            77             45                204             --              326
                                                    --------         ------            -------          -----         --------
Income before equity in net earnings of
  subsidiaries and extraordinary item ........         1,949            145                 87             --            2,181
Equity in net earnings of subsidiaries .......           232             18                 --           (250)              --
                                                    --------         ------            -------          -----         --------
Net income before extraordinary item .........         2,181            163                 87           (250)           2,181
Extraordinary gain, net of tax of $16 ........           388             --                 --             --              388
                                                    --------         ------            -------          -----         --------
Net income ...................................      $  2,569         $  163            $    87          $(250)        $  2,569
                                                    ========         ======            =======          =====         ========



        CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - (IN THOUSANDS)

                                                             FOR THE SIX MONTHS ENDED DECEMBER 24, 2000 (UNAUDITED)
                                                   -----------------------------------------------------------------------
                                                                                NONGUARANTOR
                                                                 GUARANTOR       SUBSIDIARY                   CONSOLIDATED
                                                    UNICCO      SUBSIDIARIES        UFSCC      ELIMINATIONS        TOTAL
                                                   --------     ------------    ------------   ------------    -----------
Service revenues ...........................       $241,797        $17,343        $27,258         $  --           $286,398
Cost of service revenues ...................        213,412         16,440         24,631            --            254,483
                                                   --------        -------        -------         -----           --------
  Gross profit .............................         28,385            903          2,627            --             31,915
Selling, general and administrative
  expenses..................................         20,042            633          1,155            --             21,830
Amortization of intangible assets ..........          1,551            190            150            --              1,891
                                                   --------        -------        -------         -----           --------
  Operating income .........................          6,792             80          1,322            --              8,194
Interest income ............................             27             --             34            --                 61
Interest expense ...........................         (3,361)          (274)          (294)           --             (3,929)
Gain on sale of contracts ..................            440             --             --            --                440
                                                   --------        -------        -------         -----           --------
Income before provision for income taxes ...          3,898           (194)         1,062            --              4,766
Provision for income taxes .................            190             80            518            --                788
                                                   --------        -------        -------         -----           --------
Income before equity in net earnings of
  subsidiaries and gain on sale ............          3,708           (274)           544            --              3,978
Equity in net earnings of subsidiaries .....            270            113             --          (383)                --
                                                   --------        -------        -------         -----           --------
Net income .................................       $  3,978        $  (161)       $   544         $(383)          $  3,978
                                                   ========        =======        =======         =====           ========


                                                              FOR THE SIX MONTHS ENDED DECEMBER 26, 1999 (UNAUDITED)
                                                   ----------------------------------------------------------------------
                                                                               NONGUARANTOR
                                                                 GUARANTOR      SUBSIDIARY                   CONSOLIDATED
                                                    UNICCO      SUBSIDIARIES       UFSCC      ELIMINATIONS        TOTAL
                                                   --------     ------------   ------------   -----------    ------------
Service revenues ...........................       $233,211        $18,428        $25,458        $    --        $277,097
Cost of service revenues ...................        205,176         16,461         22,815             --         244,452
                                                   --------        -------        -------        -------        --------
  Gross profit .............................         28,035          1,967          2,643             --          32,645
Selling, general and administrative
  expenses..................................         19,467            610          1,485             --          21,562
Amortization of intangible assets ..........          1,696            194            152             --           2,042
                                                   --------        -------        -------        -------        --------
  Operating income .........................          6,872          1,163          1,006             --           9,041
Interest income ............................            699             --             34             --             733
Interest expense ...........................         (5,263)          (274)          (306)            --          (5,843)
                                                   --------        -------        -------        -------        --------
Income before provision for income taxes ...          2,308            889            734             --           3,931
Provision for income taxes .................            119             70            481             --             670
                                                   --------        -------        -------        -------        --------
Income before equity in net earnings of
  subsidiaries and extraordinary item ......          2,189            819            253             --           3,261
Equity in net earnings of subsidiaries .....          1,072             53             --         (1,125)             --
                                                   --------        -------        -------        -------        --------
Net income before extraordinary item .......          3,261            872            253         (1,125)          3,261
Extraordinary gain, net of tax of $16  .....            388             --             --             --             338
                                                   --------        -------        -------        -------        --------
Net income .................................       $  3,649        $   872        $   253        $(1,125)       $  3,649
                                                   ========        =======        =======        =======        ========

             CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)

                                                                           DECEMBER 24, 2000 (UNAUDITED)
                                                        -------------------------------------------------------------------
                                                                                  NONGUARANTOR
                                                                    GUARANTOR      SUBSIDIARY                  CONSOLIDATED
                                                         UNICCO    SUBSIDIARIES      UFSCC       ELIMINATIONS     TOTAL
                                                        --------   ------------   ------------   ------------  ------------
Assets
Current assets:
Cash and cash equivalents .........................     $  1,632      $    13       $ 2,408        $     --        $  4,053
Accounts receivable, less reserve of $3,008  ......       46,724        4,003         8,219              --          58,946
Unbilled receivables ..............................       22,284        2,256           854              --          25,394
Intercompany receivable (payable) .................        4,907        3,615        (8,522)             --              --
Other current assets ..............................        4,630           --           376              --           5,006
                                                        --------      -------       -------        --------        --------
         Total current assets .....................       80,177        9,887         3,335              --          93,399
                                                        --------      -------       -------        --------        --------
Property and equipment, at cost ...................       15,816          996         2,619              --          19,431
Less - accumulated depreciation and amortization ..       11,136          899         1,216              --          13,251
                                                        --------      -------       -------        --------        --------
    Net property and equipment ....................        4,680           97         1,403              --           6,180
                                                        --------      -------       -------        --------        --------
Due from (to) affiliates ..........................       14,509         (620)           --         (13,889)             --
Investment in subsidiary ..........................       15,762          816            --         (16,578)             --
Notes receivable and accrued interest
  from officers....................................          545           --            --              --             545
Intangible assets, net of amortization ............       27,058        3,625         3,499              --          34,182
Other assets, net .................................        4,296           --            28              --           4,324
                                                        --------      -------       -------        --------        --------
                                                          62,170        3,821         3,527         (30,467)         39,051
                                                        --------      -------       -------        --------        --------
                                                        $147,027      $13,805       $ 8,265        $(30,467)       $138,630
                                                        ========      =======       =======        ========        ========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft ....................................     $  4,678      $   383       $    --        $     --        $  5,061
Accounts payable ..................................        9,723          856         1,445              --          12,024
Accrued payroll and payroll-related expenses ......       14,215          623         2,129              --          16,967
Deferred income taxes .............................        2,145          198            --              --           2,343
Current portion of long-term debt .................        3,500           --            --              --           3,500
Other accrued expenses ............................        6,136           24         1,080              --           7,240
                                                        --------      -------       -------        --------        --------
         Total current liabilities ................       40,397        2,084         4,654              --          47,135
                                                        --------      -------       -------        --------        --------

Long-term liabilities:
Line of credit ....................................       26,637           --            --              --          26,637
Long-term debt, less current portion ..............       47,009           --            --              --          47,009
Other long-term liabilities .......................        1,398           --            --              --           1,398
                                                        --------      -------       -------        --------        --------
         Total long-term liabilities ..............       75,044           --            --              --          75,044
                                                        --------      -------       -------        --------        --------

Commitments and Contingencies
Shareholders' equity ..............................       32,088       11,721         3,611         (30,467)         16,953
Less treasury shares at cost ......................         (502)          --            --              --            (502)
                                                        --------      -------       -------        --------        --------
         Total shareholders' equity ...............       31,586       11,721         3,611         (30,467)         16,451
                                                        --------      -------       -------        --------        --------
                                                        $147,027      $13,805       $ 8,265        $(30,467)       $138,630
                                                        ========      =======       =======        ========        ========

             CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)

                                                                                    JUNE 25, 2000
                                                        ------------------------------------------------------------------
                                                                                  NONGUARANTOR
                                                                    GUARANTOR      SUBSIDIARY                 CONSOLIDATED
                                                         UNICCO    SUBSIDIARIES      UFSCC      ELIMINATIONS     TOTAL
                                                        --------   ------------   ------------  ------------  ------------
Assets
Current assets:
Cash and cash equivalents .........................     $  2,320      $    13        $    --      $     --        $  2,333
Accounts receivable, less reserve of $3,194  ......       38,387        3,888          6,792            --          49,067
Unbilled receivables ..............................       21,278        2,343            946            --          24,567
Intercompany receivable (payable) .................        2,631        3,578         (6,209)           --              --
Other current assets ..............................        5,106           --            573            --           5,679
                                                        --------      -------        -------      --------        --------
         Total current assets .....................       69,722        9,822          2,102            --          81,646
                                                        --------      -------        -------      --------        --------
Property and equipment, at cost ...................       14,624          987          2,623            --          18,234
Less - accumulated depreciation and amortization ..       10,465          873          1,097            --          12,435
                                                        --------      -------        -------      --------        --------
     Net property and equipment ...................        4,159          114          1,526            --           5,799
                                                        --------      -------        -------      --------        --------
Due from (to) affiliates ..........................       14,509         (620)            --       (13,889)             --
Investment in subsidiary ..........................       15,492          703             --       (16,195)             --
Notes receivable and accrued interest from officers          645           --             --            --             645
Intangible assets, net of amortization ............       28,609        3,815          3,742            --          36,166
Other assets, net .................................        3,846           --             29            --           3,875
                                                        --------      -------        -------      --------        --------
                                                          63,101        3,898          3,771       (30,084)         40,686
                                                        --------      -------        -------      --------        --------
                                                        $136,982      $13,834        $ 7,399      $(30,084)       $128,131
                                                        ========      =======        =======      ========        ========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft ....................................     $    329      $   399        $ 1,869      $     --        $  2,597
Accounts payable ..................................        7,168          689          1,109            --           8,966
Accrued payroll and payroll-related expenses ......       14,783          656            862            --          16,301
Deferred income taxes .............................        2,145          198             --            --           2,343
Other accrued expenses ............................        6,016           10            407            --           6,433
                                                        --------      -------        -------      --------        --------
         Total current liabilities ................       30,441        1,952          4,247            --          36,640
                                                        --------      -------        -------      --------        --------
Long-term liabilities:
Line of credit ....................................       25,886           --             --            --          25,886
Long-term debt ....................................       50,998           --             --            --          50,998
Other long-term liabilities .......................          647           --             --            --             647
                                                        --------      -------        -------      --------        --------
         Total long-term liabilities ..............       77,531           --             --            --          77,531
                                                        --------      -------        -------      --------        --------

Commitments and Contingencies

Shareholders' equity ..............................       29,512       11,882          3,152       (30,084)         14,462
Less treasury shares at cost ......................         (502)          --             --            --            (502)
                                                        --------      -------        -------      --------        --------
         Total shareholders' equity ...............       29,010       11,882          3,152       (30,084)         13,960
                                                        --------      -------        -------      --------        --------
                                                        $136,982      $13,834        $ 7,399      $(30,084)       $128,131
                                                        ========      =======        =======      ========        ========

        CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)


                                                                        SIX MONTHS ENDED DECEMBER 24, 2000 (UNAUDITED)
                                                              ----------------------------------------------------------------
                                                                                       NONGUARANTOR
                                                                         GUARANTOR      SUBSIDIARY                CONSOLIDATED
                                                               UNICCO   SUBSIDIARIES       UFSCC     ELIMINATIONS     TOTAL
                                                              -------   -----------    ------------  ------------  -----------
Cash flows relating to operating activities:
   Net income (loss) ....................................     $ 3,978      $(161)         $   544        $(383)       $  3,978
   Net earnings from equity investment ..................        (270)      (113)              --          383              --
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Amortization of intangible assets .................       1,551        190              150           --           1,891
      Amortization of debt issue costs and discount .....         116         --               --           --             116
      Depreciation and amortization .....................         802         26              156           --             984
      Gain on disposals .................................          (9)        --               --           --              (9)
      Gain on sale of contracts .........................        (440)        --               --           --            (440)
      Deferred compensation plan ........................        (139)        --               --           --            (139)

      Changes in assets and liabilities:
        Accounts receivable .............................      (8,336)      (116)          (1,609)          --         (10,061)
        Unbilled receivables ............................      (1,004)        87               69           --            (848)
        Intercompany receivable (payable) ...............      (2,277)       (37)           2,487         (173)             --
        Other current assets ............................         476          1              183           --             660
        Other long-term assets ..........................        (398)        --                1           --            (397)
        Accounts payable ................................       2,555        167             (306)          --           2,416
        Accrued expenses and other current liabilities ..        (449)       (19)           2,655           --           2,187
        Other long-term liabilities .....................         593         --               --           --             593
        Other ...........................................          --         --               --          173             173
                                                              -------      -----          -------        -----        --------
      Net cash provided by (used in) operating
        activities ......................................      (3,251)        25            4,330           --           1,104
                                                              -------      -----          -------        -----        --------

Cash relating to investing activities:
   Purchase of property and equipment, net ..............      (1,430)        (9)             (72)          --          (1,511)
   Proceeds from sale of contracts ......................         440         --               --           --             440
   Proceeds from sale of property and equipment .........         116         --               --           --             116
   Payments received for notes receivable from officers .         100         --               --           --             100
                                                              -------      -----          -------        -----        --------
      Net cash used in investing activities .............        (774)        (9)             (72)          --            (855)
                                                              -------      -----          -------        -----        --------

Cash flows relating to financing activities:
   Cash overdraft .......................................       4,349        (16)          (1,869)          --           2,464
   Proceeds from line of credit .........................         751         --               --           --             751
   Debt prepayment ......................................        (500)        --               --           --            (500)
   Distributions to shareholders ........................      (1,263)        --               --           --          (1,263)
                                                              -------      -----          -------        -----        --------
      Net cash provided by (used in) financing activities       3,337        (16)          (1,869)          --           1,452
                                                              -------      -----          -------        -----        --------

Effect of exchange rate changes on cash and
   cash equivalents .....................................          --         --               19           --              19
                                                              -------      -----          -------        -----        --------
Net increase (decrease) in cash and cash equivalents ....        (688)        --            2,408           --           1,720
Cash and cash equivalents, beginning of period ..........       2,320         13               --           --           2,333
                                                              -------      -----          -------        -----        --------
Cash and cash equivalents, end of period ................     $ 1,632      $  13          $ 2,408        $  --        $  4,053
                                                              =======      =====          =======        =====        ========

        CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)

                                                                       SIX MONTHS ENDED DECEMBER 26, 1999 (UNAUDITED)
                                                              ---------------------------------------------------------------
                                                                                     NONGUARANTOR
                                                                        GUARANTOR     SUBSIDIARY                 CONSOLIDATED
                                                              UNICCO   SUBSIDIARIES     UFSCC      ELIMINATIONS     TOTAL
                                                              ------   ------------  ------------  ------------  ------------
Cash flows relating to operating activities:
   Net income ..........................................     $ 3,649      $ 872        $   253        $(1,125)        $ 3,649
   Net earnings from equity investment .................      (1,072)       (53)            --          1,125              --
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
      Amortization of intangible assets ................       1,696        194            152             --           2,042
      Amortization of debt issue costs and discount ....         138         --             --             --             138
      Depreciation and amortization ....................         854         46            186             --           1,086
      Gain on disposals ................................         (94)        (7)            --             --            (101)
      Extraordinary gain ...............................        (388)        --             --             --            (388)
      Changes in assets and liabilities:
        Accounts receivable ............................       4,383       (327)          (662)            --           3,394
        Unbilled receivables ...........................      (1,350)      (484)            24             --          (1,810)
        Intercompany receivable (payable) ..............        (787)       463            341            (17)             --
        Other current assets ...........................       1,427          6             62             --           1,495
        Other long-term assets .........................         (87)        --            (15)            --            (102)
        Accounts payable ...............................        (397)      (510)          (508)            --          (1,415)
        Accrued expenses and other current
          liabilities ..................................         114        (42)          (832)            --            (760)
        Other long-term liabilities ....................         254         --             --             --             254
        Other ..........................................           2         (2)            --             17              17
                                                             -------      -----        -------        -------         -------
      Net cash provided by (used in) operating
        activities .....................................       8,342        156           (999)            --           7,499
                                                             -------      -----        -------        -------         -------

Cash relating to investing activities:
   Purchases of property and equipment, net ............      (1,440)       (86)           (34)            --          (1,560)
   Proceeds from sale of property and equipment ........         137          7             --             --             144
   Payments received for notes receivable from
     officers..........................................          509         --             --             --             509
                                                             -------      -----        -------        -------         -------
      Net cash used in investing activities ............        (794)       (79)           (34)            --            (907)
                                                             -------      -----        -------        -------         -------

Cash flows relating to financing activities:
   Cash overdraft ......................................          --        (78)            --             78              --
   Debt prepayment plus accrued interest thereon .......      (8,424)        --             --             --          (8,424)
   Distributions to shareholders .......................        (400)        --             --             --            (400)
                                                             -------      -----        -------        -------         -------
      Net cash provided by (used in) financing
       activities ......................................      (8,824)       (78)            --             78          (8,824)
                                                             -------      -----        -------        -------         -------

Effect of exchange rate changes on cash and
   cash equivalents ....................................          --         --            (10)            --             (10)
                                                             -------      -----        -------        -------         -------
Net increase (decrease) in cash and cash equivalents ...      (1,276)        (1)        (1,043)            78          (2,242)
Cash and cash equivalents, beginning of period .........      24,002         13          1,205           (282)         24,938
                                                             -------      -----        -------        -------         -------
Cash and cash equivalents, end of period ...............     $22,726      $  12        $   162        $  (204)        $22,696
                                                             =======      =====        =======        =======         =======

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED DECEMBER 24, 2000 AND DECEMBER 26, 1999

     REVENUES Revenues for the second quarter of fiscal 2001, which ended December 24, 2000, were $147.5 million compared to $141.6 million for the second quarter of fiscal 2000, which ended December 26, 1999, an increase of $5.9 million or 4.2%. This change was primarily attributable to an increase in the Company's Commercial Division revenue of $15.3 million partially offset by a decrease in the Company's Industrial Division revenue of $3.1 million and a decrease in revenue of $6.3 million that was the result of the sale of certain contracts, primarily in the Midwest, effective December 31, 1999. The increase in the Commercial Division revenue was the result of additional services performed under new and existing contracts outpacing reductions in revenue due to reduction in scope of work or lost contracts. The majority of the increase in the Commercial Division revenue was the result of an increase in the scope of work with an existing customer. The decrease in the Industrial Division revenue was the result of lost contracts and decreased services to existing customers outpacing new contracts and increases in services with existing customers. During the second quarter, the Company was notified of the cancellation of a contract as a result of a customer's decision to decentralize facility-related purchasing decisions. Revenues from this contract were approximately $11.7 million in fiscal 2000. Management believes that the loss of this contract will have an insignificant effect on the Company's results of operations and financial position.

     COST OF REVENUES Cost of revenues for the second quarter of fiscal 2001 were $131.4 million, or 89.0% of revenues, compared to $124.9 million, or 88.2% of revenues, for the second quarter of fiscal 2000. The increase in cost of revenues as a percentage of revenue was primarily the result of salary increases effective July 1, 2000 and increases in the Company's workers' compensation and general liability insurance premiums. Cost of revenues in the second quarter included $0.7 million of charges related to the cancelled contract described above. Such charges included severance pay, lease expense, cost of disposal of a fleet of vehicles and expenses associated with the abandonment of office space utilized in the performance of the cancelled contract. Cost of revenues also increased as a percentage of revenues due to the impact of start up expenses associated with new contracts that commenced during the quarter.

     GROSS PROFIT As a result of the foregoing, gross profit for the second quarter of fiscal 2001 was $16.2 million, or 11.0% of revenues, compared to $16.7 million, or 11.8% of revenues, for the comparable period in fiscal 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the second quarter of fiscal 2001 were $10.8 million, or 7.3% of revenues, compared to $10.7 million, or 7.5% of revenues, for the second quarter of fiscal 2000. The increase of $0.1 million was due to several factors. The Company experienced a $0.2 million decrease in payroll expense which was the net result of the following factors: an increase of $0.1 million related primarily to salary increases effective July 1, 2000, a decrease of $0.1 million related to a decline in the liability associated with the Company's deferred compensation plan and a decrease of $0.2 million in payroll expense as a result of the sale of certain contracts effective December 31, 1999. The Company's rent expense increased approximately $0.2 million as a result of higher rent at the Company's corporate headquarters, which was relocated to a larger facility in May 2000. The Company's expense related to its receivable with its Canadian subsidiary increased $0.1 million as a result of changes in the exchange rate. The Company's advertising and promotion expense increased $0.1 million as a result of increased trade publication advertising. Vehicle expense increased $0.1 million due to increased costs associated with certain leased equipment. The Company also experienced a $0.2 million decrease in various non-payroll expenses as a result of the sale of certain contracts effective December 31, 1999.

     AMORTIZATION OF INTANGIBLE ASSETS Amortization expense was $0.9 million and $1.0 million in the second quarters of fiscal 2001 and fiscal 2000, respectively. The decrease in amortization expense is the result of the write-off of intangible assets related to the contracts sold effective December 31, 1999.

     OPERATING INCOME As a result of the foregoing, income from operations for the second quarter of fiscal 2001 was $4.4 million, or 3.0% of revenues, compared to $5.0 million, or 3.5% of revenues for the second quarter of fiscal 2000.

     EBITDA EBITDA for the second quarter of fiscal 2001 was $5.9 million (which excludes the gain on sale of contracts of $0.4 million), or 4.0% of revenues, compared to $6.6 million, or 4.7% of revenues, for the second quarter of fiscal 2000. EBITDA is defined as income from operations before provision for income taxes, interest expense, interest income and depreciation and amortization. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment; (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles; (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

     INTEREST EXPENSE Interest expense for the second quarter of fiscal 2001 was $2.0 million, or 1.4% of revenues, compared to $2.9 million, or 2.0% of revenues, for the second quarter of fiscal 2000. The decrease in interest expense was the result of the repurchase of $57.9 million (face amount) of the Company's Notes, which occurred during the second and third quarters of fiscal 2000, partially offset by higher interest cost related to the Company's use of its line of credit.

     GAIN ON SALE OF CONTRACTS In October 2000, the Company received $440,000 of the potential $450,000 of contingent purchase price related to the sale, effective December 31, 1999, of certain janitorial contracts. In the second quarter of fiscal 2001, the Company recorded a gain on sale of assets for the full amount received.

     INCOME TAXES Provision for income taxes for the second quarter of fiscal 2001 was $0.4 million, or 14.5% of income before provision for income taxes, compared to $0.3 million, or 13% of income before provision for income taxes, for the second quarter of fiscal 2000. The higher effective tax rate in the second quarter of fiscal 2001 was the result of the treatment of certain expenses associated with the cancelled contract discussed above and a higher percentage of pre-tax income generated by the Canadian operations, which is taxed at a higher effective rate.

     NET INCOME As a result of the foregoing, net income for the second quarter of fiscal 2001 was $2.5 million, or 1.7% of revenues, compared to $2.6 million, or 1.8% of revenues, for the second quarter of fiscal 2000.

COMPARISON OF SIX MONTH PERIODS ENDED DECEMBER 24, 2000 AND DECEMBER 26, 1999

     REVENUES Revenues for the six months ended December 24, 2000 were $286.4 million, compared to $277.1 million for the comparable period of fiscal 2000, an increase of $9.3 million or 3.4%. This increase was primarily attributable to an increase in the Company's Commercial Division revenue of $23.5 million partially offset by a decrease in the Company's Industrial Division revenue of $1.7 million and a decrease in revenue of $12.5 million that was the result of the sale of certain contracts, primarily in the Midwest, effective December 31, 1999. The increase in the Commercial Division revenue was the result of additional services performed under new and existing contracts outpacing reductions in revenue due to reduction in scope of work or lost contracts. The majority of the increase in the Commercial Division revenue was the result of an increase in the scope of work with an existing customer. The decrease in the Industrial Division revenue was the result of lost contracts and decreased services to existing customers outpacing new contracts and increased services with existing customers.

     COST OF REVENUES Cost of revenues for the six months ended December 2000 were $254.5 million, or 88.9% of revenues, compared to $244.5 million, or 88.2% of revenues, for the comparable period of fiscal 2000. The increase of cost of revenues as a percentage of revenues resulted primarily from salary increases effective July 1, 2000 and increases in the Company's workers' compensation and general liability insurance premiums. Cost of revenues in the second quarter included $0.7 million of charges related to the cancelled contract described in the second quarter comparison above. Such charges included severance pay, lease expense, cost of disposal of a fleet of vehicles and expenses associated with the abandonment of office space utilized in the performance of the cancelled contract. Cost of revenues also increased as a percentage of revenues due to the impact of start up expenses associated with new contracts that commenced during the quarter.

     GROSS PROFIT As a result of the foregoing, gross profit for the six months ended December 2000 was $31.9 million, or 11.1% of revenues, compared to $32.6 million, or 11.8% of revenues, for the comparable period in fiscal 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the six months ended December 24, 2000 were $21.8 million, or 7.6% of revenues, compared to $21.6 million, or 7.8% of revenues, for the comparable period of fiscal 2000. The increase of $0.2 million was due to several factors. The Company experienced a $0.5 million decrease in payroll expense which was the net result of the following factors: an increase of $0.1 million related primarily to salary increases effective July 1, 2000, a decrease of $0.1 million related to a decline in the liability associated with the Company's deferred compensation plan and a decrease of $0.5 million in payroll expense as a result of the sale of certain contracts effective December 31, 1999. There was an increase in professional fees of $0.2 million as a result of consulting fees related to the implementation of the Company's shared services center. The Company's rent expense increased approximately $0.4 million as a result of higher rent at the Company's corporate headquarters, which was relocated to a larger facility in May 2000. The Company's expense related to its receivable with its Canadian subsidiary increased $0.2 million as a result of changes in the exchange rate. Vehicle expense increased $0.2 million due to increase costs associated with leased equipment. The Company also experienced a $0.3 million decrease in various non-payroll expenses as a result of the sale of certain contracts effective December 31, 1999.

     AMORTIZATION OF INTANGIBLE ASSETS Amortization expense was $1.9 million and $2.0 million in the six-month periods of fiscal 2001 and fiscal 2000, respectively. The decrease in amortization expense is the result of the write-off of intangible assets related to the contracts sold effective December 31, 1999.

     OPERATING INCOME As a result of the foregoing, income from operations for the six-month period ended December 2000 was $8.2 million, or 2.9% of revenues, compared to $9.0 million, or 3.3% of revenues for the comparable period.

     EBITDA EBITDA for the six months ended December 24, 2000 was $11.1 million (which excludes the gain on sale of contracts of $0.4 million), or 3.9% of revenues, compared to $12.2 million, or 4.4% of revenues, for the comparable period.

     INTEREST EXPENSE Interest expense for the six months ended December 2000 was $3.9 million, or 1.4% of revenues, compared to $5.8 million, or 2.1% of revenues, for the comparable period. The decrease in interest expense was the result of the repurchase of $57.9 million (face amount) of the Company's Notes, which occurred during the second and third quarter of fiscal 2000, partially offset by higher interest cost related to the Company's use of its line of credit.

     GAIN ON SALE OF CONTRACTS As described in the three-month comparison above, during the second quarter of fiscal 2000, the Company recorded a gain on sale of $0.4 million related to the receipt of contingent purchase price related to the sale of the contracts effective December 31, 1999.

     INCOME TAXES Provision for income taxes for the six months ended December 2000 was $0.8 million, or 16.5% of income before provision for income taxes, compared to $0.7 million, or 17% of income before provision for income taxes, for the comparable period. The lower effective tax rate in for the first six months of fiscal 2001 was the result of lower taxable income for fiscal 2001 from the Canadian operations, which are taxed at a higher effective rate.

     NET INCOME As a result of the foregoing, net income for the six months ended December 2000 was $4.0 million, or 1.4% of revenues, compared to $3.6 million, or 1.3% of revenues, for the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended December 24, 2000, the Company's cash increased by $1.7 million, resulting from $1.1 million of net cash provided by operating activities and $1.5 million of cash provided by financing activities, partially offset by $0.9 million of net cash used for investing activities.

     Cash provided by operating activities was primarily the result of $7.0 million related to net income (adjusted for non-cash items such as depreciation and amortization) and increases of $2.4 million and $2.2 million related to accounts payable and accrued expenses, respectively. This increase in cash was partially offset by an increase in accounts receivable and unbilled receivables of $10.1 million and $.8 million, respectively.

    Cash used in investing activities was $0.9 million. Investing activities consisted primarily of cash used of $1.5 million for capital expenditures offset by the receipt of $0.4 million in contingent purchase price from the sale of certain contracts, effective December 31, 1999.

     Financing activities included a $2.5 million increase in the cash overdraft as well as $0.8 million in additional borrowings under the Company's line of credit. During the six-month period, the Company made $0.5 million of optional principal payments on the Company's subordinated indebtedness and shareholder distributions of $1.3 million, which included a tax distribution of $0.9 million.

     Capital expenditures were $1.5 million and $1.6 million, respectively, for the six-month periods ended December 2000 and 1999. The Company's operations do not generally require material investment in capital assets. The Company does not expect that its capital expenditure requirements will increase materially during the next 12 months.

     The Company is a party to an amended revolving credit facility (the "Credit Facility") under which it borrows funds for working capital and general corporate purposes, subject to certain conditions. Effective December 21, 2000, the Company increased the amount that it may borrow from $45.0 million to $55.0 million. The Company has no plans to utilize the additional borrowing capacity at this time. The Credit Facility, the Indenture governing the Notes and the terms of the Company's other subordinated indebtedness include certain financial and operating covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, make investments and take other actions. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors.

     The Company's Subordinated Promissory Note ($3.5 million at December 24,
2000) is due on September 30, 2001 and is classified as a current liability in the accompanying balance sheet as of December 24, 2000.

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

     The Company is subject to market risks arising from changes in interest rates and foreign currency exchange rates. The Company's primary interest rate exposure results from changes in LIBOR and the prime rate which are used to determine the applicable interest rates under the Credit Facility. The Company had $26.6 million in cash borrowings under the Credit Facility as of December 24, 2000. These funds were borrowed under two rates: (i) $24,000,000 was borrowed at LIBOR plus 2.25% (8.89% as of December 24, 2000) and (ii) the remaining outstanding balance was borrowed at the prime rate plus 0.75% (10.25% as of December 24, 2000). Given a stable principal amount, the Company's potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $0.3 million.

     At December 24, 2000, the Company had additional outstanding indebtedness that consisted of $47.2 million of Senior Subordinated Notes and $3.50 million of a Subordinated Promissory Note with fixed interest rates of 9.875% and 14%, respectively. Fluctuations in interest rates will not affect the interest payable on the Senior Subordinated Notes or Subordinated Promissory Note, which is fixed.

     The Company also has exposure to some foreign currency exchange rate fluctuations for the cash flows received from its foreign affiliate. This risk is mitigated by the fact that the affiliate operates in Canada and operations are conducted in their local currency, and it is not the Company's intention to repatriate earnings prospectively. Currently, the Company does not engage in any foreign currency hedging activities as it does not believe that foreign currency exchange rate risk is material.

\
PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is not involved in any pending legal proceedings other than those arising in the ordinary course of the Company's business. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows, taken as a whole (see Note 6 to the accompanying Condensed Consolidated Financial Statements).

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          The Company has scheduled a conference call to discuss its second quarter and year to date financial results. Interested parties may access the conference call as follows:

               Date: February 12, 2001
               Time: 2:00PM Eastern Standard Time
               Dial-in-Number: (800)547-5078
               Access Code: 570236
               Replay Number: (800)475-6701
                    Access Code: 570236
                    Available from: February 12, 2001 at 4:35PM to
                                    February 19, 2001 at 11:59PM

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.       Exhibits
                   Not applicable.

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


                              UNICCO SERVICE COMPANY
                              ------------------------------------------------
                              Registrant


February 7, 2001              By: /s/ Steven C. Kletjian
                                  --------------------------------------------
                                  Steven C. Kletjian, President,
                                  Chief Executive Officer
                                  (Principal Executive Officer)


February 7, 2001              By: /s/ George A. Keches
                                  --------------------------------------------
                                  George A. Keches, Vice President -  Finance,
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer)