Form 10-Q
period 2001-03-25
UNICCO SERVICE CO
filed 2001-05-09
CIK 1050011

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH  25, 2001                  COMMISSION FILE
                                                               NUMBER: 333-42407

                             UNICCO SERVICE COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


MASSACHUSETTS                                                         04-2872501
(STATE OR OTHER JURISDICTION OF                                    (IRS EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

275 GROVE STREET, AUBURNDALE, MASSACHUSETTS                                02466
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)


                                (617) 527 - 5222
                         (REGISTRANT'S TELEPHONE NUMBER)


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

                             UNICCO SERVICE COMPANY

                                    FORM 10-Q

                          QUARTER ENDED MARCH 25, 2001

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.  Financial Information

ITEM 1.  Financial Statements:

               Condensed Consolidated Statements of Operations for the       3
               three months and nine months ended March 25, 2001 and
               March 26, 2000 (unaudited)

               Condensed Consolidated Balance Sheets at March 25, 2001       4
               (unaudited) and June 25, 2000

               Condensed Consolidated Statements of Cash Flows for the       5
               nine months ended March 25, 2001 and March 26, 2000
               (unaudited)

               Notes to Condensed Consolidated Financial Statements          6

ITEM 2.  Management's Discussion and Analysis of Financial Condition        13
         and Results of Operations

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk         16

PART II. Other Information                                                  18

         Signatures                                                         19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             UNICCO SERVICE COMPANY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)


                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                               ----------------------    ----------------------
                                               MARCH 25,    MARCH 26,    MARCH 25,    MARCH 26,
                                                  2001        2000         2001         2000
                                               ---------    ---------    ---------    ---------

Service revenues ...........................   $ 154,374    $ 140,459    $ 440,772    $ 417,556

Cost of service revenues ...................     138,197      125,686      392,680      370,138
                                               ---------    ---------    ---------    ---------

   Gross profit ............................      16,177       14,773       48,092       47,418

Selling, general and administrative expenses      10,789       10,346       32,619       31,908

Amortization of intangible assets ..........         944          951        2,835        2,993
                                               ---------    ---------    ---------    ---------

   Operating income ........................       4,444        3,476       12,638       12,517

Interest income ............................          38          139           99          872

Interest expense ...........................      (1,949)      (2,138)      (5,878)      (7,981)

Gain on sale of contracts ..................          --           --          440           --
                                               ---------    ---------    ---------    ---------

   Income from operations before
    income taxes ...........................       2,533        1,477        7,299        5,408

Provision for income taxes .................         293          207        1,081          877
                                               ---------    ---------    ---------    ---------

Net income before extraordinary item .......       2,240        1,270        6,218        4,531

Extraordinary loss, net of state tax benefit
of  $52 and $36 ............................          --       (1,285)          --         (897)
                                               ---------    ---------    ---------    ---------

Net income (loss) ..........................   $   2,240    $     (15)   $   6,218    $   3,634
                                               =========    =========    =========    =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 MARCH 25,
                                                                   2001        JUNE 25,
                                                                (UNAUDITED)      2000
                                                                -----------    ---------

ASSETS
Current assets:
  Cash and cash equivalents ...............................     $   2,716      $   2,333
  Accounts receivable, less reserves of $2,974 and $3,194..        57,934         49,067
  Unbilled receivables ....................................        32,589         24,567
  Other current assets ....................................         4,248          5,679
                                                                ---------      ---------
      Total current assets ................................        97,487         81,646
                                                                ---------      ---------

Property and equipment, at cost ...........................        20,271         18,234
  Less - accumulated depreciation and amortization ........        13,424         12,435
                                                                ---------      ---------
                                                                    6,847          5,799
                                                                ---------      ---------

Notes receivable and accrued interest from officers .......         4,295            645
Intangible assets, net of amortization ....................        33,135         36,166
Other assets ..............................................         4,142          3,875
                                                                ---------      ---------
                                                                   41,572         40,686
                                                                ---------      ---------
                                                                $ 145,906      $ 128,131
                                                                =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdraft ..........................................         6,185          2,597
  Accounts payable ........................................        11,396          8,966
  Accrued payroll and payroll-related expenses ............        18,684         16,301
  Deferred income taxes ...................................         2,343          2,343
  Current portion of long-term debt .......................         3,250             --
  Other accrued expenses ..................................         7,585          6,433
                                                                ---------      ---------
      Total current liabilities ...........................        49,443         36,640
                                                                ---------      ---------

Long-term liabilities:
  Line of credit ..........................................        29,877         25,886
  Long-term debt ..........................................        47,015         50,998
  Other long-term liabilities .............................         1,343            647
                                                                ---------      ---------
      Total long-term liabilities .........................        78,235         77,531
                                                                ---------      ---------

Commitments and Contingencies

Shareholders' equity:
  Common shares ...........................................           378            378
  Retained earnings .......................................        18,989         14,234
  Accumulated other comprehensive income ..................          (637)          (150)
                                                                ---------      ---------
                                                                   18,730         14,462

Less:
Treasury shares at cost ...................................          (502)          (502)
                                                                ---------      ---------
     Total shareholders' equity ...........................        18,228         13,960
                                                                ---------      ---------
                                                                $ 145,906      $ 128,131
                                                                =========      =========




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       NINE MONTHS ENDED
                                                                    -----------------------
                                                                    MARCH 25,     MARCH 26,
                                                                      2001          2000
                                                                    ---------     ---------

Cash flows relating to operating activities:
    Net income ................................................     $  6,218      $  3,634
    Adjustments to reconcile net income
       to net cash provided by operating activities:
        Amortization of intangible assets .....................        2,835         2,993
        Amortization of debt issue costs and discount .........          175           232
        Depreciation and amortization .........................        1,490         1,624
        Gain on sale of contracts .............................         (440)          (25)
        Gain on disposals .....................................           (9)         (101)
        Extraordinary loss, net of tax ........................           --           897
        Deferred compensation .................................         (289)           75
        Other .................................................          407           (69)

    Changes in assets and liabilities:
        Accounts receivable ...................................      (10,946)       (1,276)
        Unbilled receivables ..................................       (6,438)          152
        Other current assets ..................................        1,403         1,338
        Other long-term assets ................................         (268)         (308)
        Accounts payable ......................................        1,836           533
        Accrued expenses and other current liabilities ........        4,305         2,924
        Other long-term liabilities ...........................          538           432
                                                                    --------      --------

        Net cash provided by operating activities .............          817        13,055
                                                                    --------      --------

Cash flows relating to investing activities:
    Purchases of property and equipment, net ..................       (2,724)       (1,931)
    Proceeds from sale of contracts ...........................          440         4,050
    Proceeds from sale of property and equipment ..............          116           144
    Increase in notes receivable from officers ................       (3,750)         (539)
    Payments received for  notes receivable from officers .....          100            --
                                                                    --------      --------
        Net cash (used in) provided by investing activities ...       (5,818)        1,724
                                                                    --------      --------

Cash flows relating to financing activities:
    Cash overdraft ............................................        3,588         3,584
    Proceeds from line of credit ..............................        3,991        20,096
    Debt prepayment plus accrued interest thereon .............         (750)      (58,794)
    Distributions to shareholders .............................       (1,463)       (1,461)
                                                                    --------      --------
        Net cash provided by (used in) financing activities ...        5,366       (36,575)
                                                                    --------      --------

Effect of exchange rate changes on cash and cash equivalents ..           18             8
                                                                    --------      --------

Net (decrease) increase in cash and cash equivalents ..........          383       (21,788)

Cash and cash equivalents, beginning of period ................        2,333        24,938
                                                                    --------      --------

Cash and cash equivalents, end of period ......................     $  2,716      $  3,150
                                                                    ========      ========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2001

(1)  INTERIM FINANCIAL STATEMENTS

     These condensed consolidated financial statements include the accounts of UNICCO Service Company, a Massachusetts business trust ("UNICCO" or the "Company"), and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position of the Company and its subsidiaries at March 25, 2001 and the results of their operations and their cash flows for the three and nine month periods ended March 25, 2001 and March 26, 2000, respectively.

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

(2)  COMPREHENSIVE INCOME

The components of comprehensive income for the three-month and nine-month periods ended March 25, 2001 and March 26, 2000 are set forth below:


                                                                       (UNAUDITED)
                                                                      IN THOUSANDS
                                               --------------------------------------------------------------
                                               FOR THE THREE    FOR THE THREE   FOR THE NINE    FOR THE NINE
                                                MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    MONTHS ENDED
                                               MARCH 25, 2001  MARCH 26, 2000  MARCH 25, 2001  MARCH 26, 2000
                                               --------------  --------------  --------------  --------------
Net income (loss)                                 $ 2,240         $   (15)        $ 6,218         $ 3,634
Other comprehensive (loss) income-
   Foreign currency translation adjustment           (113)             48            (198)             38

   Unrealized (loss) gain on
     marketable securities                           (150)             32            (289)             75
                                                  -------         -------         -------         -------
Comprehensive income                              $ 1,977         $    65         $ 5,731         $ 3,747
                                                  =======         =======         =======         =======


(3)  CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

     The Company's Senior Subordinated Notes due 2007 (the "Notes") are guaranteed, fully, unconditionally and jointly and severally, by certain of UNICCO's directly and indirectly wholly-owned domestic subsidiaries. UNICCO's wholly-owned Canadian subsidiary ("UFSCC") is not a guarantor of this debt. Separate financial statements of the guarantor subsidiaries and of UNICCO Finance Corp., a wholly-owned restricted-purpose subsidiary which is the co-issuer of the Notes, are not presented because management has determined that they would not be material to investors. The following presents condensed consolidating financial information for (i) UNICCO only, (ii) the guarantor subsidiaries on a combined basis, (iii) the nonguarantor subsidiary, UFSCC, and
(iv) the Company on a consolidated basis.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - (IN THOUSANDS)


                                                                   FOR THE THREE MONTHS ENDED MARCH 25, 2001 (UNAUDITED)
                                                     ---------------------------------------------------------------------------
                                                                                    NONGUARANTOR
                                                                     GUARANTOR       SUBSIDIARY                     CONSOLIDATED
                                                      UNICCO        SUBSIDIARIES       UFSCC        ELIMINATIONS       TOTAL
                                                     ---------      ------------    ------------    ------------    ------------
Service revenues ..............................      $ 131,815       $   9,700       $  12,859       $      --       $ 154,374
Cost of service revenues ......................        117,706           8,619          11,872              --         138,197
                                                     ---------       ---------       ---------       ---------       ---------
  Gross profit ................................         14,109           1,081             987              --          16,177
Selling, general and administrative expenses ..          9,995             322             472              --          10,789
Amortization of intangible assets .............            775              95              74              --             944
                                                     ---------       ---------       ---------       ---------       ---------
  Operating income ............................          3,339             664             441              --           4,444
Interest income ...............................             16              --              22              --              38
Interest expense ..............................         (1,666)           (137)           (146)             --          (1,949)
                                                     ---------       ---------       ---------       ---------       ---------
Income before provision for income taxes ......          1,689             527             317              --           2,533
Provision for income taxes ....................             90              35             168              --             293
                                                     ---------       ---------       ---------       ---------       ---------
Income before equity in net earnings of
subsidiaries ..................................          1,599             492             149              --           2,240
Equity in net earnings of subsidiaries ........            641              31              --            (672)             --
                                                     ---------       ---------       ---------       ---------       ---------
Net income ....................................      $   2,240       $     523       $     149       $    (672)      $   2,240
                                                     =========       =========       =========       =========       =========



                                                                 FOR THE THREE MONTHS ENDED MARCH 26, 2000 (UNAUDITED)
                                                     --------------------------------------------------------------------------
                                                                                   NONGUARANTOR
                                                                      GUARANTOR     SUBSIDIARY                     CONSOLIDATED
                                                       UNICCO       SUBSIDIARIES      UFSCC         ELIMINATIONS      TOTAL
                                                     ---------      ------------   ------------     ------------   ------------
Service revenues ..............................      $ 118,213       $   9,253       $  12,993       $      --      $ 140,459
Cost of service revenues ......................        105,282           8,481          11,923              --        125,686
                                                     ---------       ---------       ---------       ---------      ---------
  Gross profit ................................         12,931             772           1,070              --         14,773
Selling, general and administrative expenses ..          9,062             421             863              --         10,346
Amortization of intangible assets .............            776              97              78              --            951
                                                     ---------       ---------       ---------       ---------      ---------
  Operating income ............................          3,093             254             129              --          3,476
Interest income ...............................            123              --              16              --            139
Interest expense ..............................         (1,846)           (137)           (155)             --         (2,138)
                                                     ---------       ---------       ---------       ---------      ---------
Income (loss) before provision for income
taxes .........................................          1,370             117             (10)             --          1,477

Provision for income taxes ....................             60              60              87              --            207
                                                     ---------       ---------       ---------       ---------      ---------
Income (loss) before equity in net earnings
of subsidiaries and extraordinary item ........          1,310              57             (97)             --          1,270
Equity in net earnings of subsidiaries ........            (40)            (20)             --              60             --
                                                     ---------       ---------       ---------       ---------      ---------
Net income (loss) before extraordinary item ...          1,270              37             (97)             60          1,270
Extraordinary loss, net of tax benefit of $52 .         (1,285)             --              --              --         (1,285)
                                                     ---------       ---------       ---------       ---------      ---------
Net income (loss) .............................      $     (15)      $      37       $     (97)      $      60      $     (15)
                                                     =========       =========       =========       =========      =========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - (IN THOUSANDS)

                                                                 FOR THE NINE MONTHS ENDED MARCH 25, 2001 (UNAUDITED)
                                                     ---------------------------------------------------------------------------
                                                                                    NONGUARANTOR
                                                                      GUARANTOR      SUBSIDIARY                     CONSOLIDATED
                                                       UNICCO        SUBSIDIARIES      UFSCC        ELIMINATIONS       TOTAL
                                                     ---------       ------------   ------------    ------------    ------------

Service revenues ..............................      $ 373,612       $  27,043       $  40,117       $      --       $ 440,772
Cost of service revenues ......................        331,118          25,059          36,503              --         392,680
                                                     ---------       ---------       ---------       ---------       ---------
  Gross profit ................................         42,494           1,984           3,614              --          48,092
Selling, general and administrative expenses ..         30,037             955           1,627              --          32,619
Amortization of intangible assets .............          2,326             285             224              --           2,835
                                                     ---------       ---------       ---------       ---------       ---------
  Operating income ............................         10,131             744           1,763              --          12,638
Interest income ...............................             43              --              56              --              99
Interest expense ..............................         (5,027)           (411)           (440)             --          (5,878)
Gain on sale of contracts .....................            440              --              --              --             440
                                                     ---------       ---------       ---------       ---------       ---------
Income before provision for income taxes ......          5,587             333           1,379              --           7,299
Provision for income taxes ....................            280             115             686              --           1,081
                                                     ---------       ---------       ---------       ---------       ---------
Income before equity in net earnings of
subsidiaries and extraordinary item ...........          5,307             218             693              --           6,218
Equity in net earnings of subsidiaries ........            911             144              --          (1,055)             --
                                                     ---------       ---------       ---------       ---------       ---------
Net income ....................................      $   6,218       $     362       $     693       $  (1,055)      $   6,218
                                                     =========       =========       =========       =========       =========



                                                                FOR THE NINE MONTHS ENDED MARCH 26, 2000 (UNAUDITED)
                                                     ---------------------------------------------------------------------------
                                                                                    NONGUARANTOR
                                                                      GUARANTOR      SUBSIDIARY                     CONSOLIDATED
                                                       UNICCO        SUBSIDIARIES      UFSCC        ELIMINATIONS       TOTAL
                                                     ---------       ------------   ------------    ------------    ------------
Service revenues ..............................      $ 351,424       $  27,681       $  38,451       $      --       $ 417,556
Cost of service revenues ......................        310,458          24,942          34,738              --         370,138
                                                     ---------       ---------       ---------       ---------       ---------
  Gross profit ................................         40,966           2,739           3,713              --          47,418
Selling, general and administrative expenses ..         28,529           1,031           2,348              --          31,908
Amortization of intangible assets .............          2,472             291             230              --           2,993
                                                     ---------       ---------       ---------       ---------       ---------
  Operating income ............................          9,965           1,417           1,135              --          12,517
Interest income ...............................            822              --              50              --             872
Interest expense ..............................         (7,109)           (411)           (461)             --          (7,981)
                                                     ---------       ---------       ---------       ---------       ---------
Income before provision for income taxes ......          3,678           1,006             724              --           5,408
Provision for income taxes ....................            179             130             568              --             877
                                                     ---------       ---------       ---------       ---------       ---------
Income before equity in net earnings of
subsidiaries and extraordinary item ...........          3,499             876             156              --           4,531
Equity in net earnings of subsidiaries ........          1,032              33              --          (1,065)             --
                                                     ---------       ---------       ---------       ---------       ---------
Net income before extraordinary item ..........          4,531             909             156          (1,065)          4,531
Extraordinary loss, net of tax benefit of $36 .           (897)             --              --              --            (897)
                                                     ---------       ---------       ---------       ---------       ---------
Net income ....................................      $   3,634       $     909       $     156       $  (1,065)      $   3,634
                                                     =========       =========       =========       =========       =========


CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)

                                                                                MARCH 25, 2001 (UNAUDITED)
                                                     ---------------------------------------------------------------------------
                                                                                    NONGUARANTOR
                                                                      GUARANTOR      SUBSIDIARY                     CONSOLIDATED
                                                       UNICCO        SUBSIDIARIES      UFSCC        ELIMINATIONS       TOTAL
                                                     ---------       ------------   ------------    ------------    ------------
Assets
Current assets:
Cash and cash equivalents .....................      $   1,910       $      13       $     793       $      --       $   2,716
Accounts receivable, less reserve of $2,974 ...         45,976           4,284           7,674              --          57,934
Unbilled receivables ..........................         28,166           2,282           2,141              --          32,589
Intercompany receivable (payable) .............          4,297           3,883          (8,180)             --              --
Other current assets ..........................          3,791              --             457              --           4,248
                                                     ---------       ---------       ---------       ---------       ---------
         Total current assets .................         84,140          10,462           2,885              --          97,487
                                                     ---------       ---------       ---------       ---------       ---------
Property and equipment, at cost ...............         16,502           1,210           2,559              --          20,271
Less -accumulated depreciation and
  amortization.................................         11,242             923           1,259              --          13,424
                                                     ---------       ---------       ---------       ---------       ---------
    Net property and equipment ................          5,260             287           1,300              --           6,847
                                                     ---------       ---------       ---------       ---------       ---------
Due from (to) affiliates ......................         14,509            (620)             --         (13,889)             --
Investment in subsidiary ......................         16,403             847              --         (17,250)             --
Notes receivable and accrued interest from
  officers ....................................          4,295              --              --              --           4,295
Intangible assets, net of amortization ........         26,283           3,530           3,322              --          33,135
Other assets ..................................          4,115              --              27              --           4,142
                                                     ---------       ---------       ---------       ---------       ---------
                                                        65,605           3,757           3,349         (31,139)         41,572
                                                     ---------       ---------       ---------       ---------       ---------
                                                     $ 155,005       $  14,506       $   7,534       $ (31,139)      $ 145,906
                                                     =========       =========       =========       =========       =========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft ................................      $   5,745       $     440       $      --       $      --       $   6,185
Accounts payable ..............................          8,958             864           1,574              --          11,396
Accrued payroll and payroll-related expenses ..         16,361             708           1,615              --          18,684
Deferred income taxes .........................          2,145             198              --              --           2,343
Current portion of long-term debt .............          3,250              --              --              --           3,250
Other accrued expenses ........................          6,834              52             699              --           7,585
                                                     ---------       ---------       ---------       ---------       ---------
         Total current liabilities ............         43,293           2,262           3,888              --          49,443
                                                     ---------       ---------       ---------       ---------       ---------

Long-term liabilities:
Line of credit ................................         29,877                                                          29,877
Long-term debt, less current portion ..........         47,015              --              --              --          47,015
Other long-term liabilities ...................          1,343              --              --              --           1,343
                                                     ---------       ---------       ---------       ---------       ---------
         Total long-term liabilities ..........         78,235              --              --              --          78,235
                                                     ---------       ---------       ---------       ---------       ---------

Commitments and Contingencies

Shareholders' equity ..........................         33,979          12,244           3,646         (31,139)         18,730
Less:
Treasury shares at cost .......................           (502)             --              --              --            (502)
                                                     ---------       ---------       ---------       ---------       ---------
         Total shareholders' equity ...........         33,477          12,244           3,646         (31,139)         18,228
                                                     ---------       ---------       ---------       ---------       ---------
                                                     $ 155,005       $  14,506       $   7,534       $ (31,139)      $ 145,906
                                                     =========       =========       =========       =========       =========

CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)

                                                                                        JUNE 25, 2000
                                                         ---------------------------------------------------------------------------
                                                                                        NONGUARANTOR
                                                                          GUARANTOR      SUBSIDIARY                     CONSOLIDATED
                                                           UNICCO        SUBSIDIARIES      UFSCC        ELIMINATIONS       TOTAL
                                                         ---------       ------------   ------------    ------------    ------------
Assets
Current assets:
Cash and cash equivalents ...........................    $   2,320       $      13       $      --       $      --       $   2,333
Accounts receivable, less reserve of $3,194  ........       38,387           3,888           6,792              --          49,067
Unbilled receivables ................................       21,278           2,343             946              --          24,567
Intercompany receivable (payable) ...................        2,631           3,578          (6,209)             --              --
Other current assets ................................        5,106              --             573              --           5,679
                                                         ---------       ---------       ---------       ---------       ---------
         Total current assets .......................       69,722           9,822           2,102              --          81,646
                                                         ---------       ---------       ---------       ---------       ---------
Property and equipment, at cost .....................       14,624             987           2,623              --          18,234
Less -accumulated depreciation and amortization .....       10,465             873           1,097              --          12,435
                                                         ---------       ---------       ---------       ---------       ---------
     Net property and equipment .....................        4,159             114           1,526              --           5,799
                                                         ---------       ---------       ---------       ---------       ---------
Due from (to) affiliates ............................       14,509            (620)             --         (13,889)             --
Investment in subsidiary ............................       15,492             703              --         (16,195)             --
Notes receivable and accrued interest from officers .          645              --              --              --             645
Intangible assets, net of amortization ..............       28,609           3,815           3,742              --          36,166
Other assets ........................................        3,846              --              29              --           3,875
                                                         ---------       ---------       ---------       ---------       ---------
                                                            63,101           3,898           3,771         (30,084)         40,686
                                                         ---------       ---------       ---------       ---------       ---------
                                                         $ 136,982       $  13,834       $   7,399       $ (30,084)      $ 128,131
                                                         =========       =========       =========       =========       =========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft ......................................    $     329       $     399       $   1,869       $      --       $   2,597
Accounts payable ....................................        7,168             689           1,109              --           8,966
Accrued payroll and  payroll-related expenses .......       14,783             656             862              --          16,301
Deferred income taxes ...............................        2,145             198              --              --           2,343
Other accrued expenses ..............................        6,016              10             407              --           6,433
                                                         ---------       ---------       ---------       ---------       ---------
         Total current liabilities ..................       30,441           1,952           4,247              --          36,640
                                                         ---------       ---------       ---------       ---------       ---------
Long-term liabilities:
Line of credit ......................................       25,886              --              --              --          25,886
Long-term debt ......................................       50,998              --              --              --          50,998
Other long-term liabilities .........................          647              --              --              --             647
                                                         ---------       ---------       ---------       ---------       ---------
         Total long-term liabilities ................       77,531              --              --              --          77,531
                                                         ---------       ---------       ---------       ---------       ---------

Commitments and Contingencies

Shareholders' equity ................................       29,512          11,882           3,152         (30,084)         14,462
Less:
Treasury shares at cost .............................         (502)             --              --              --            (502)
                                                         ---------       ---------       ---------       ---------       ---------
         Total shareholders' equity .................       29,010          11,882           3,152         (30,084)         13,960
                                                         ---------       ---------       ---------       ---------       ---------
                                                         $ 136,982       $  13,834       $   7,399       $ (30,084)      $ 128,131
                                                         =========       =========       =========       =========       =========


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)

                                                                            NINE MONTHS ENDED MARCH  25, 2001 (UNAUDITED)
                                                               ---------------------------------------------------------------------
                                                                                          NONGUARANTOR
                                                                             GUARANTOR     SUBSIDIARY                   CONSOLIDATED
                                                                 UNICCO     SUBSIDIARIES     UFSCC       ELIMINATIONS      TOTAL
                                                               ---------    ------------  ------------   ------------   ------------
Cash flows relating to operating activities:
   Net income ...............................................   $  6,218      $    362       $    693       $ (1,055)      $  6,218
   Net earnings from equity investment ......................       (911)         (144)            --          1,055             --
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Amortization of intangible assets .....................      2,326           285            224             --          2,835
      Amortization of debt issue costs and discount .........        175            --             --             --            175
      Depreciation and amortization .........................      1,203            49            238             --          1,490
      Gain on sale of contracts .............................       (440)           --             --             --           (440)
      Gain on disposals .....................................         (9)           --             --             --             (9)
      Deferred compensation plan ............................       (289)           --             --             --           (289)
      Other .................................................         --            --             --            407            407
      Changes in assets and liabilities:
        Accounts receivable .................................     (7,588)         (395)        (2,963)            --        (10,946)
        Unbilled receivables ................................     (6,886)           60            388             --         (6,438)
        Intercompany receivable (payable) ...................     (1,667)         (305)         2,379           (407)            --
        Other current assets ................................      1,315             1             87             --          1,403
        Other long-term assets ..............................       (269)           --              1             --           (268)
        Accounts payable ....................................      1,790           174           (128)            --          1,836
        Accrued expenses and other current
          liabilities .......................................      2,396            95          1,814             --          4,305
        Other long-term liabilities .........................        538            --             --             --            538
                                                                --------      --------       --------       --------       --------
        Net cash provided by (used in) operating activities .     (2,098)          182          2,733             --            817
                                                                --------      --------       --------       --------       --------

Cash relating to investing activities:
   Proceeds from sale of contracts ..........................        440            --             --             --            440
   Purchase of property and equipment, net ..................     (2,412)         (223)           (89)            --         (2,724)
   Proceeds from sale of property and equipment .............        116            --             --             --            116
   Payments received for notes receivable from officers .....        100            --             --             --            100
   Increase in notes receivable from officers ...............     (3,750)           --             --                        (3,750)
                                                                --------      --------       --------       --------       --------
      Net cash provided by (used in) investing activities ...     (5,506)         (223)           (89)            --         (5,818)
                                                                --------      --------       --------       --------       --------

Cash flows relating to financing activities:
   Cash overdraft ...........................................      5,416            41         (1,869)            --          3,588
   Proceeds from line of credit .............................      3,991            --             --             --          3,991
   Debt prepayment plus accrued interest thereon ............       (750)           --             --             --           (750)
   Distributions to shareholders ............................     (1,463)           --             --             --         (1,463)
                                                                --------      --------       --------       --------       --------
      Net cash provided by (used in) financing activities ...      7,194            41         (1,869)            --          5,366
                                                                --------      --------       --------       --------       --------
Effect of exchange rate changes on cash and
   cash equivalents .........................................         --            --             18             --             18
                                                                --------      --------       --------       --------       --------
Net increase (decrease) in cash and cash equivalents ........       (410)           --            793             --            383
Cash and cash equivalents, beginning of period ..............      2,320            13             --             --          2,333
                                                                --------      --------       --------       --------       --------
Cash and cash equivalents, end of period ....................   $  1,910      $     13       $    793       $     --       $  2,716
                                                                ========      ========       ========       ========       ========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)

                                                                              NINE MONTHS ENDED MARCH  26, 2000 (UNAUDITED)
                                                                  ------------------------------------------------------------------
                                                                                           NONGUARANTOR
                                                                              GUARANTOR     SUBSIDIARY                  CONSOLIDATED
                                                                   UNICCO    SUBSIDIARIES     UFSCC      ELIMINATIONS      TOTAL
                                                                  ---------  ------------  ------------  ------------   ------------
Cash flows relating to operating activities:
   Net income ...............................................     $  3,634      $    909      $    156      $ (1,065)     $  3,634
   Net earnings from equity investment ......................       (1,032)          (33)           --         1,065            --
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Amortization of intangible assets .....................        2,472           291           230            --         2,993
      Amortization of debt issue costs and discount .........          232            --            --            --           232
      Depreciation and amortization .........................        1,276            65           283            --         1,624
      Gain on sale of contracts .............................          (25)           --            --            --           (25)
      Gain on disposals .....................................          (94)           (7)           --            --          (101)
      Extraordinary loss, net of tax ........................          897            --            --            --           897
      Deferred compensation plan ............................           75            --            --            --            75
      Other .................................................            1            (1)           --           (69)          (69)
      Changes in assets and liabilities:
        Accounts receivable .................................         (579)         (528)         (169)           --        (1,276)
        Unbilled receivables ................................        1,049          (482)         (415)           --           152
        Intercompany receivable (payable) ...................          351          (369)          (51)           69            --
        Other current assets ................................        1,079            58           201            --         1,338
        Other long-term assets ..............................         (325)           --            17            --          (308)
        Accounts payable ....................................          624          (116)           25            --           533
        Accrued expenses and other current
          liabilities .......................................        3,473           192          (741)           --         2,924
        Other long-term liabilities .........................          432            --            --            --           432
                                                                  --------      --------      --------      --------      --------
        Net cash provided by (used in) operating activities .       13,540           (21)         (464)           --        13,055
                                                                  --------      --------      --------      --------      --------

Cash relating to investing activities:
   Proceeds from sale of contracts ..........................        4,050            --            --            --         4,050
   Purchase of property and equipment, net ..................       (1,787)         (100)          (44)           --        (1,931)
   Proceeds from sale of property and equipment .............          137             7            --            --           144
   Increase in notes receivable from officers ...............         (539)           --            --                        (539)
                                                                  --------      --------      --------      --------      --------
      Net cash provided by (used in) investing activities ...        1,861           (93)          (44)           --         1,724
                                                                  --------      --------      --------      --------      --------

Cash flows relating to financing activities:
   Cash overdraft ...........................................        3,188           114            --           282         3,584
   Proceeds from line of credit .............................       20,096            --            --            --        20,096
   Debt prepayment plus accrued interest thereon ............      (58,794)           --            --            --       (58,794)
   Distributions to shareholders ............................       (1,461)           --            --            --        (1,461)
                                                                  --------      --------      --------      --------      --------
      Net cash provided by (used in) financing activities ...      (36,971)          114            --           282       (36,575)
                                                                  --------      --------      --------      --------      --------

Effect of exchange rate changes on cash and
   cash equivalents .........................................           --            --             8            --             8
                                                                  --------      --------      --------      --------      --------
Net increase (decrease) in cash and cash equivalents ........      (21,570)           --          (500)          282       (21,788)
Cash and cash equivalents, beginning of period ..............       24,002            13         1,205          (282)       24,938
                                                                  --------      --------      --------      --------      --------
Cash and cash equivalents, end of period ....................     $  2,432      $     13      $    705      $     --      $  3,150
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

(5)  NOTES RECEIVABLE FROM OFFICER

     In March 2001, the Company loaned a total of $3.75 million to five officer/shareholders. These notes bear interest at the prime rate and are payable in full on March 15, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED MARCH 25, 2001 AND MARCH 26, 2000

     Beginning in January 2000, the Company refined the manner in which the regional results are reported and analyzed. The regional operating results are divided into two divisions: Commercial and Industrial.

     REVENUES Revenues for the third quarter of fiscal 2001, which ended March 25, 2001, were $154.4 million compared to $140.5 million for the third quarter of fiscal 2000, which ended March 26, 2000, an increase of $13.9 million or 9.9%. This change was primarily attributable to an increase in the Commercial Division's revenue of $18.6 million, partially offset by a decrease in the Industrial Division's revenue of $4.7 million. The increase in the Commercial Division's revenue was the result of additional services performed under new and existing contracts outpacing reductions in revenue due to the reduction in scope of work or lost contracts. A major contributor to the increase in the Commercial Division revenue was the increase in the scope of work with an existing customer which resulted in an additional $9.6 million in revenues compared with the same period in the prior year. The decrease in the Industrial Division revenue was the result of lost contracts and decreased services to existing customers outpacing new contracts and increased services with existing customers.

     COST OF SERVICE REVENUES Cost of revenues for the third quarter of fiscal 2001 were $138.2 million, or 89.5% of revenues, compared to $125.7 million, or 89.5% of revenues, for the third quarter of fiscal 2000. The increase in cost of revenues is the result of increased volume of business, primarily in the Commercial Division. The unchanged cost of revenue as a percentage of revenues is the result of salary increases effective July 1, 2001 and increased workers' compensation and general liability insurance premiums offset by increased efficiencies on new and existing contracts.

     GROSS PROFIT As a result of the foregoing, gross profit for the third quarter of fiscal 2001 was $16.2 million, or 10.5% of revenues, compared to $14.8 million, or 10.5% of revenues, for the comparable period in fiscal 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the third quarter of fiscal 2001 were $10.8 million, or 7.0% of revenues, compared to $10.3 million, or 7.4% of revenues, for the third quarter of fiscal 2000. The Company experienced a decrease of $0.1 million in payroll and payroll-related expenses which was the net result of the following factors: a decrease of $0.2 million related to a decline in the liability associated with the Company's deferred compensation plan and a decrease of $0.1 million as a result of the sale of certain contracts effective December 31, 1999, partially offset by an increase of $0.2 million primarily related to salary increases effective July 1, 2000, and an increase in headcount in the Company's shared service center in order to provide adequate resources to support the Company's higher volume of business. Rent expense increased approximately $0.2 million as a result of higher rent at the Company's corporate headquarters, which was relocated to a larger facility in May 2000. The Company's expense related to its receivable with its Canadian subsidiary increased $0.3 million as a result of changes in the exchange rate. The Company had a decrease in professional fees of $0.2 million primarily related to the reduction of consulting fees related to the implementation of the Company's shared service center incurred in the prior year. The Company's marketing and promotion expense increased $0.1 million as a result of increased advertising in trade publications and costs associated with the enhancement of the Company's web site. The Company also had an increase of $0.1 million related to recruiting and training as a result of advertising and search fees incurred to fill open positions.

     AMORTIZATION OF INTANGIBLE ASSETS Amortization expense was $0.9 million and $1.0 million in the third quarter of fiscal 2001 and fiscal 2000, respectively.

     OPERATING INCOME As a result of the foregoing, income from operations for the third quarter of fiscal 2001 was $4.4 million, or 2.9% of revenues, compared to $3.5 million, or 2.5% of revenues for the third quarter of fiscal 2000.

     EBITDA As a result of the foregoing, EBITDA for the third quarter of fiscal 2001 was $5.9 million, or 3.8% of revenues, compared to $5.0 million, or 3.5% of revenues, for the third quarter of fiscal 2000. EBITDA is defined as income from continuing operations before provision for income taxes, interest expense, interest income and depreciation and amortization. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment; (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles; (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

     INTEREST EXPENSE Interest expense for the third quarter of fiscal 2001 was $1.9 million, or 1.3% of revenues, compared to $2.1 million, or 1.5% of revenues, for the third quarter of fiscal 2000. The reduction in interest expense is the result of the retirement during the third quarter of fiscal 2000 of $49.3 million (face amount) of the Company's Notes, partially offset by an increase in borrowings under the Company's Credit Facility.

     INCOME TAXES Provision for income taxes for the third quarter of fiscal 2001 was $0.3 million, or 11.6% of income before provision for income taxes, compared to $0.2 million, or 14.0% of income before provision for income taxes, for the third quarter of fiscal 2000. The lower effective tax rate in the third quarter of fiscal 2001 was primarily the result of a decrease in the percentage of taxable income generated by the Company's Canadian subsidiary, which is taxed at a higher effective rate.

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

     NET INCOME (LOSS) As a result of the foregoing, net income for the third quarter of fiscal 2001 was $2.2 million, or 1.5% of revenues, compared to net loss of $15,000 for the third quarter of fiscal 2000.

COMPARISON OF NINE MONTH PERIODS ENDED MARCH 25, 2001 AND MARCH 26, 2000

     REVENUES Revenues for the nine months ended March 25, 2001 were $440.8 million compared to $417.6 million for the comparable period of fiscal 2000, an increase of $23.2 million or 5.6%. This increase was primarily attributable to an increase in the Commercial Division's revenue of $41.8 million, partially offset by a decrease in the Industrial Division's revenue of $6.1 million and a decrease in revenue of $12.5 million that was the result of the sale of certain contracts, primarily in the Midwest, effective December 31, 1999. The increase in the Commercial Division's revenue was the result of additional services performed under new and existing contracts outpacing reductions in revenue due to the reduction in scope of work or lost contracts. A major contributor to the increase in the Commercial Division revenue was the increase in the scope of work with an existing customer which resulted in an additional $22.2 million in revenues compared with the same period in the prior year. The decrease in the Industrial Division revenue was the result of lost contracts and decreased services to existing customers outpacing new contracts and increased services with existing customers.

     COST OF SERVICE REVENUES Cost of revenues for the nine months ended March 2001 were $392.7 million, or 89.1% of revenues, compared to $370.1 million, or 88.6% of revenues, for the comparable period of fiscal 2000. The increase in cost of revenues as a percentage of revenues resulted primarily from salary increases effective July 1, 2000 and increases in the Company's workers' compensation and general liability insurance premiums. Cost of revenues for fiscal 2001 included $0.5 million of charges related to a cancelled contract in the Industrial Division.

     GROSS PROFIT As a result of the foregoing, gross profit for the nine months ended March 2001 was $48.1 million, or 10.9% of revenues, compared to $47.4 million, or 11.4% of revenues, for the comparable period in fiscal 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the nine months ended March 2001 were $32.6 million, or 7.4% of revenues, compared to $31.9 million, or 7.6% of revenues, for the comparable period of fiscal 2000. The increase of $0.7 million was due to several factors. Rent expense increased approximately $0.6 million as a result of higher rent at the Company's corporate headquarters, which was relocated to a larger facility in May 2000. The Company's expense that related to its receivable with its Canadian subsidiary increased $0.5 million as a result of changes in the exchange rate. The Company's marketing and promotion expense increased $0.1 million as a result of increased advertising in trade publications and costs associated with the enhancement of the Company's web site. The Company experienced a $0.3 million increase in other office and occupancy costs that included lease expense for office furniture at the new corporate offices, personal computer leases, telephone and utility charges and phone mail system maintenance. The above increases were partially offset by various decreases in the following areas. The Company experienced a $0.6 million decrease in payroll expense which was the net result of the following factors: an increase of $0.4 million related to salary increases effective July 1, 2000 and an increase in headcount related to staffing Company's shared services center in order to provide adequate resources to support the Company's increased volume of business, a decrease of $0.4 million related to a decline in the liability associated with the Company's deferred compensation plan and a decrease of $0.6 million in payroll expense as a result of the sale of certain contracts effective December 31, 1999. The Company also experienced a $0.3 million decrease in various non-payroll expenses as a result of the sale of certain contracts effective December 31, 1999.

     AMORTIZATION OF INTANGIBLE ASSETS Amortization expense was $2.8 million and $3.0 million in the nine-month periods of fiscal 2001 and fiscal 2000, respectively. The change in expense was the result of the write-off of intangible assets attributable to certain contracts sold effective December 31, 1999.

     OPERATING INCOME As a result of the foregoing, income from operations for the nine-month period ended March 2001 was $12.6 million, or 2.9% of revenues, compared to $12.5 million, or 3.0% of revenues for the comparable period.

     EBITDA As a result of the foregoing, EBITDA for the nine months ended March 25, 2001 was $17.0 million, or 3.8% of revenues, compared to $17.1 million, or 4.1% of revenues, for the comparable period. EBITDA is defined as income from continuing operations before provision for income taxes, interest expense, interest income and depreciation and amortization.

     INTEREST INCOME Interest income for the nine months ended March 2001 was $0.1 million compared to $0.9 million for the comparable period. The reduction in interest income was the result of the use of excess cash during fiscal 2000 to retire $57.8 (face amount) of the Company's Notes in fiscal 2000. In fiscal 2001, cash on hand was used to reduce borrowings under the Company's Credit Facility. In the previous period, cash on hand was deposited into interest bearing overnight investments.

     INTEREST EXPENSE Interest expense for the nine months ended March 2001 was $5.9 million, or 1.3% of revenues, compared to $8.0 million, or 1.9% of revenues, for the comparable period. The reduction in interest expense was the result of the retirement during the second and third quarter of fiscal 2000 of $57.8 million (face amount) of the Company's Notes.

     GAIN ON SALE OF CONTRACTS In October 2000, the Company received $440,000 of contingent purchase price related to the sale, effective December 31, 1999, of certain janitorial contracts. In the second quarter of fiscal 2001, the Company recorded a gain on sale of assets for the full amount received.

     INCOME TAXES Provision for income taxes for the nine months ended March 2001 was $1.1 million, or 14.8% of income before provision for income taxes, compared to $0.9 million, or 16.2% of income before provision for income taxes, for the comparable period. The lower effective tax rate for the first nine months of fiscal 2001 was primarily the result of a decrease in the percentage of overall taxable income generated by of the Company's Canadian subsidiary, which is taxed at a higher effective rate.

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

     NET INCOME As a result of the foregoing, net income for the nine months ended March 2001 was $6.2 million, or 1.4% of revenues, compared to net income of $3.6 million, or 0.9% of revenues, for the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended March 25, 2001, the Company's cash increased by $0.4 million. Cash activity included $5.8 million of net cash used for financing activities partially offset by $0.8 million and $5.4 million of net cash provided by operating and investing activities, respectively.

     Cash provided by operating activities was primarily the result of $10.7 million related to net income (adjusted for non-cash items such as depreciation and amortization) and increases of $1.8 million and $4.3 million related to accounts payable and accrued expenses, respectively. This increase in cash was partially offset by increases in accounts receivable and unbilled receivables of $10.9 and $6.4 million, respectively.

     Cash used in investing activities was primarily the result of a $3.75 million increase in notes receivable from officers (See Note 5 to the Condensed Consolidated Financial Statements) and $2.7 million for capital expenditures partially offset by the receipt of $0.4 million in contingent purchase price from the sale of certain contracts, effective December 31, 1999.

     Financing activities included a $3.6 million increase in the cash overdraft as well as $4.0 million in additional borrowings under the Company's line of credit. During the nine-month period, the Company made $0.75 million of optional principal payments on the Company's subordinated indebtedness and shareholder distributions of $1.5 million, which included a tax distribution of $0.9 million.

     Capital expenditures were $2.7 million and $1.9 million respectively, for the nine-month periods ended March 2001 and 2000. The Company's operations do not generally require material investment in capital assets. The Company does not expect that its capital expenditure requirements will increase materially during the next 12 months.

     The Company is a party to an amended revolving credit facility (the "Credit Facility") under which the Company may borrow up to $55.0 million for working capital and general corporate purposes, subject to certain conditions. There were cash borrowings of $29.9 million under the Credit Facility as of March 25, 2001. The Credit Facility, the Indenture governing the Company's Senior Subordinated Notes due 2007 and the terms of the Company's other subordinated indebtedness include certain financial and operating covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, make investments and take other actions. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors.

     The Company's Subordinated Promissory Note ($3.25 million at March 25,
2001) is due on September 30, 2001 and is classified as a current liability in the accompanying balance sheet as of March 25, 2001.

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

     The Company is subject to market risks arising from changes in interest rates and foreign currency exchange rates. The Company's primary interest rate exposure results from changes in LIBOR and the prime rate which are used to determine the applicable interest rates under the Credit Facility. The Company had $29.9 million in cash borrowings under the Credit Facility as of March 25, 2001. These funds were borrowed under two rates: (i) $23.0 million was borrowed at LIBOR plus 2.25% (7.48% as of March 25, 2001) and (ii) the remaining outstanding balance was borrowed at the prime rate plus 0.75% (8.25% as of March 25, 2001). Given a stable principal amount, the Company's potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all variable rate obligations would be approximately $0.3 million.

     At March 25, 2001, the Company had additional outstanding indebtedness that consisted of $47.2 million of Senior Subordinated Notes and $3.25 million of a Subordinated Promissory Note with fixed interest rates of 9.875% and 14.0%, respectively. Fluctuations in interest rates will not affect the interest payable on the Senior Subordinated Notes or Subordinated Promissory Note, which is fixed.

     The Company also has some exposure to foreign currency exchange rate fluctuations for the cash flows received from its foreign affiliate. This risk is mitigated by the fact that the affiliate operates in Canada and operations are conducted in their local currency. Currently the Company does not engage in any foreign currency hedging activities as it does not believe that its foreign currency exchange rate risk is material.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is not involved in any pending legal proceedings other than those arising in the ordinary course of the Company's business. Management believes that the resolution of these matters will not materially affect the Company's financial position, results of operations or cash flows, taken as a whole (see Note 4 to the accompanying Condensed Consolidated Financial Statements).

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          The Company has scheduled a conference call to discuss its third quarter and year-to-date financial results. Interested parties may access the conference call as follows:

               Date:               May 10, 2001
               Time:               9:00 AM Eastern Standard Time
               Dial-in-Number:     (800) 547 - 5078
               Access Code:        585920
               Replay Number:      (800) 475-6701
                 Access Code:      585920
                 Available From:   May 10, 2001 at 2:00 PM to May 17, 2001
                                   at 11:59 PM

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


                              UNICCO SERVICE COMPANY
                              --------------------------------------------------
                              Registrant

May 9, 2001                   By: /s/ Steven C. Kletjian
                                  ----------------------------------------------
                                  Steven C. Kletjian, President,
                                  Chief Executive Officer
                                  (Principal Executive Officer)


May 9, 2001                   By: /s/ George A. Keches
                                  ----------------------------------------------
                                  George A. Keches, Vice President -
                                  Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)