Form 10-K405
period 2001-06-24
UNICCO SERVICE CO
filed 2001-09-24
CIK 1050011

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 24, 2001

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

================================================================================

                             UNICCO SERVICE COMPANY

                                    FORM 10-K

                         FISCAL YEAR ENDED JUNE 24, 2001

                                TABLE OF CONTENTS


ITEM                                     PART I                                       PAGE
1.      Business.....................................................................   3
2.      Properties...................................................................   7
3.      Legal Proceedings............................................................   7
4.      Submission of Matters to a Vote of Security Holders..........................   7

                                         PART II

5.      Market for Registrant's Common Equity and Related Stockholder Matters........   7
6.      Selected Financial Data......................................................   8
7.      Management's Discussion and Analysis of Financial Condition and Results of
        Operations...................................................................   9
7A.     Quantitative and Qualitative Disclosures About Market Risk...................  16
8.      Financial Statements and Supplementary Data..................................  18
9.      Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure...................................................................  42

                                         PART III

10.     Directors and Executive Officers of the Registrant...........................  42
11.     Executive Compensation.......................................................  45
12.     Security Ownership of Certain Beneficial Owners and Management...............  45
13.     Certain Relationships and Related Transactions...............................  46

                                         PART IV

14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............  47
        Signatures...................................................................  50

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Report, particularly in Items 1, 2, 3, 7 and 7A hereof, are forward-looking and represent the Company's expectations or beliefs concerning future events. Without limiting the foregoing, the words "believes," "anticipates," "expects," "intends," "will" and similar expressions are intended to identify forward-looking statements. The Company cautions that these and similar statements are subject to risks, uncertainties and assumptions that could cause actual results or events to differ materially from those described in such forward-looking statements. Factors which could cause such differences include the Company's degree of leverage, covenants and restrictions in the Company's debt agreements, dependence on key personnel, the short-term nature of the Company's contracts, potential environmental or other liabilities, competitive factors and pricing pressures, wage and insurance rates, assimilation of past or future acquisitions, general economic conditions and acts of third parties, as well as other factors which are described in the Company's Registration Statement on Form S-4 (File No. 333-42407) and from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

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

    Effective December 31, 1999, the Company sold certain janitorial contracts, located primarily in the Midwest, for $4.05 million in cash with an additional contingent purchase price of $450,000. The Company received $440,000 of the contingent purchase price during the second quarter of fiscal 2001.

    During the second and third quarters of fiscal 2000, the Company repurchased $57.9 million of its Senior Subordinated Notes (see Note 2 of Notes to Consolidated Financial Statements).

    The Company's fiscal year ends on the last Sunday in June of each year. References herein to "fiscal 2001" refer to the Company's fiscal year ended June 24, 2001.

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

CUSTOMERS

      The Company has approximately 1,200 active customer accounts, including several of the Fortune 500 companies, operating in a wide variety of business sectors including commercial real estate, banking, insurance, consumer products, retail, automotive and heavy equipment manufacturing, pharmaceuticals, telecommunications, high technology, aerospace, defense contracting and chemical manufacturing. In addition, the Company provides services to government agencies, colleges and universities and other organizations and institutions such as museums and sports facilities.

      The Company's revenue stream is diverse, with no single customer accounting for more than 9% of the Company's revenues in fiscal 2001. The Company services customers in 48 states, including Hawaii, and each of the Canadian provinces. The Company has enjoyed a long-term relationship with many of its largest customers.

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

    The Company structures its service contracts under three principal methods: fixed-price, cost-plus-fixed-fee and modified cost-plus. All contracts are based upon a defined scope and frequency of services to be provided. Under fixed price contracts, which currently account for approximately 49% of the Company's revenues, the customer agrees to a fixed dollar amount for all labor and non-labor costs. Cost plus fixed fee contracts, which currently account for approximately 31% of the Company's revenues, provide for the customer to be billed for labor and non-labor costs, allocated overhead and a negotiated fee based upon these costs. Modified cost plus contracts, which currently account for approximately 20% of the Company's revenues, primarily provide for actual hours worked to be billed at pre-determined hourly rates. In certain instances, modifications to the cost plus fixed fee contracts are structured to include an incentive fee or shared cost savings based upon operating efficiencies obtained. Certain of the Company's contracts, particularly government contracts, require the Company to post a performance bond and/or payment bond as a condition of the contract award.

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

EMPLOYEES

    The Company employs approximately 20,500 employees. Approximately 42% of the Company's work force is unionized under more than 122 different union contracts. The Company has not experienced any strikes or work stoppages, and management generally considers its relationships with its employees and its unions to be satisfactory.

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

                                                     NO. OF            LEASE
LOCATION                                           SQUARE FEET      EXPIRATION
--------                                          ------------      ----------
Arlington, Virginia......................              4,555            2002
Auburndale, Massachusetts(1).............             40,386            2010
Boston, Massachusetts....................             12,800            2002
Honolulu, Hawaii.........................              3,260            2004
Oklahoma City, Oklahoma..................              8,624            2001
Toronto, Ontario.........................              7,121            2004
Pine Brook, New Jersey...................             10,569            2002
Chelsea, Massachusetts...................             10,400            2006
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

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in numerous pending legal proceedings, primarily employment and labor relations matters and contract litigation related to payment disputes, arising in the ordinary course of the Company's business. Based on the information currently available, management believes that the resolution of these matters will not materially affect the Company's financial condition, results of operations or cash flows.

    On August 1, 2001, the Equal Employment Opportunity Commission ("EEOC") issued probable cause findings against the Company in connection with a joint investigation (which included the Massachusetts Attorney General ("AG") and the Massachusetts Commission Against Discrimination ("MCAD")) of certain sexual harassment claims filed by seven former employees. The agencies allege "pattern and practice" sexual harassment violations by the Company. The EEOC is seeking monetary and affirmative relief from the Company. Although the Company strongly disagrees with the agencies' findings, it will join with EEOC, MCAD and the AG in a collective effort toward conciliation of this matter. By law, this conciliation must occur prior to the filing of any litigation. This dispute concerns only the Company's janitorial operations in Massachusetts.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         The Company is privately-owned and there is no public trading market for the Company's equity securities.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data as of and for each of the five years in the period ended June 24, 2001 have been derived from, and are qualified by reference to, the Consolidated Financial Statements of the Company. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company, including the notes thereto, included elsewhere herein.


                                                    FOR THE YEARS ENDED
                             ------------------------------------------------------------------
                               JUNE 29,       JUNE 28,     JUNE 27,      JUNE 25,      JUNE 24,
                                1997           1998          1999          2000          2001
                             ----------     ----------    ---------     ---------     ----------
STATEMENT OF INCOME DATA:
Service revenues ..........   $ 471,869     $ 491,014     $ 522,363     $ 555,084     $ 590,422
Cost of service revenues ..     421,487       436,599       462,563       493,007       530,355
                              ---------     ---------     ---------     ---------     ---------
  Gross profit ............      50,382        54,415        59,800        62,077        60,067
Selling, general and
  administrative expenses .      31,651        35,827        40,504        43,804        43,772
Amortization of intangible
  assets ..................       4,151         4,208         4,278         3,939         3,779
                              ---------     ---------     ---------     ---------     ---------
  Income from continuing
  operations ..............      14,580        14,380        15,018        14,334        12,516
Interest income ...........          66           201           826           914           108
Interest expense ..........     (11,491)      (11,631)      (11,914)       (9,872)       (7,877)
Gain on sale of contracts .          --            --            --            --           440
                              ---------     ---------     ---------     ---------     ---------
  Income from continuing
  operations before income
  taxes and extraordinary
   item....................       3,155         2,950         3,930         5,376         5,187
Provision for income
  taxes(a) ................       2,328           646           824         1,005           824
                              ---------     ---------     ---------     ---------     ---------

Income from continuing
operations before
extraordinary item ........         827         2,304         3,106         4,371         4,363

Discontinued operations:
  Income from discontinued
  operations, net of taxes
  of $11, $591 and $(12) ..         356         1,070         1,143            --            --

  Gain on sale of
   discontinued operations,
   net of taxes of $0 .....          --            --         4,082            --            --
                              ---------     ---------     ---------     ---------     ---------
Income before extraordinary
 item .....................       1,183         3,374         8,331         4,371         4,363
Extraordinary loss, net of
 tax benefit of $66 and
 $36 ......................          --        (2,958)           --          (897)           --
                              ---------     ---------     ---------     ---------     ---------

  Net income ..............   $   1,183     $     416     $   8,331     $   3,474     $   4,363
                              =========     =========     =========     =========     =========

OTHER FINANCIAL DATA:
EBITDA(b) .................   $  21,174     $  20,870     $  21,701     $  20,462     $  18,330
EBITDA margin(c) ..........         4.5%          4.3%          4.2%          3.7%          3.1%
Cash flows provided (used)
by:
  Operating activities ....     (35,841)       24,137        14,821         9,441         8,994
  Investing activities ....      (2,528)       (3,683)        4,397         1,873        (7,477)
  Financing activities ....      42,140       (15,159)       (3,416)      (33,922)          788
Depreciation and
 amortization from
 continuing operations.....       6,594         6,490         6,683         6,128         5,814
Capital expenditures for
 continuing operations ....       2,484         1,513         2,308         2,813         4,161

BALANCE SHEET DATA (AT END
  OF PERIOD):
  Cash ....................   $   3,928     $   9,151     $  24,938     $   2,333     $   4,687
  Working capital from
   continuing operations ..      45,050        55,741        67,643        45,006        43,089
  Total assets ............     161,087       150,789       159,884       128,131       142,084
  Total long-term debt
   (including current
    maturities) ...........     107,147       109,544       109,592        76,884        77,700

----------
(a) For the year ended June 29, 1997, certain subsidiaries of the Company were taxed as C corporations through December 31, 1996, at which time they elected to be treated as subchapter S corporations. See Note 10 of Notes to the Company's Consolidated Financial Statements.

(b) EBITDA is defined as income from continuing operations before provision for income taxes and extraordinary item, interest expense, interest income and depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment; (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles; (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

(c) EBITDA margin represents EBITDA as a percentage of service revenues.

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

    The Company's cost of service revenues primarily consists of direct labor costs and related benefits, insurance, supplies and equipment. For fiscal 2001 and fiscal 2000, 76.3% and 79.1%, respectively, of the cost of service revenues consisted of direct labor costs, related benefits and insurance costs. Selling, general and administrative expenses include employee compensation and benefits, travel, insurance, rent, recruiting and training, professional fees and bad debt expense. For fiscal 2001 and fiscal 2000, 50.6% and 53.2%, respectively, of selling, general and administrative expenses consisted of employee compensation and benefits.

    The Company's results of operations were significantly influenced by the Ogden Acquisition on June 28, 1996 (during the last week of fiscal 1996). The Company accounted for this transaction under the purchase method of accounting. A significant portion of the purchase price of $62 million was allocated to intangible assets. Accordingly, the Company incurred significant amortization expenses beginning in fiscal 1997, and will continue to do so in the future. Interest expense also increased significantly due to the indebtedness incurred to finance the acquisition. The original acquisition indebtedness was subsequently refinanced through the Notes Offering during October 1997. In addition, the Ogden Acquisition negatively impacted historical operating profit margins because Ogden's business consisted of more lower margin contracts than the Company's prior business.

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

RESULTS OF OPERATIONS

    The following comparisons of the Company's results of operations for fiscal years 2001, 2000 and 1999 should be read in conjunction with the Consolidated Financial Statements of the Company, including the notes thereto. The following table sets forth, for the periods indicated, certain operating data expressed both in dollars and as a percentage of revenues for the period.


                                                   FOR THE YEARS ENDED
                            --------------------------------------------------------------------
                                 JUNE 24, 2001         JUNE 25, 2000          JUNE 27, 1999
                            --------------------------------------------------------------------
                                                (DOLLARS IN THOUSANDS)
Service revenues ..........   $ 590,422    100.0%    $ 555,084   100.0%     $ 522,363    100.0%
Cost of service revenues ..     530,355     89.8       493,007    88.8        462,563     88.6
                              ---------    -----     ---------   -----      ---------    -----
  Gross profit ............      60,067     10.2        62,077    11.2         59,800     11.4
Selling, general and
  administrative expenses .      43,772      7.4        43,804     7.9         40,504      7.7
Amortization of intangible
  assets ..................       3,779      0.7         3,939     0.7          4,278      0.8
                               --------    -----      --------   -----       --------    -----
  Income from continuing
  operations ..............      12,516      2.1        14,334     2.6         15,018      2.9
Interest income ...........         108      0.0           914     0.2            826      0.2
Interest expense ..........      (7,877)    (1.3)       (9,872)   (1.8)       (11,914)    (2.3)
Gain on sale of contracts .         440      0.1            --      --             --       --
                               --------    -----       -------   -----        -------    -----
  Income from continuing
  operations before income
  taxes and extraordinary
  item ....................       5,187      0.9         5,376     1.0          3,930      0.8
Provision for income
  taxes ...................         824      0.1         1,005     0.2            824      0.2
                               --------    -----       -------   -----        -------    -----
  Income from continuing
  operations before
  extraordinary item ......       4,363      0.8         4,371     0.8          3,106      0.6
Discontinued operations:
  Income from discontinued
  operations, net of
  taxes of $(12) and $591 .          --      --             --      --          1,143      0.2

  Gain on sale of
   discontinued operations,
   net of taxes of $0 .....          --      --             --      --          4,082      0.8
                               --------   -----        --------  -----        -------    -----

Income before
 extraordinary item .......       4,363      0.8         4,371     0.8          8,331      1.6
Extraordinary loss, net
 of tax  benefit of $36 and
 $66 ......................          --       --          (897)   (0.2)            --       --
                               --------    -----       -------   -----        -------    -----
  Net income ..............    $  4,363      0.8%      $ 3,474     0.6%       $ 8,331      1.6%
                               ========    =====       =======   =====        =======    =====

COMPARISON OF YEARS ENDED JUNE 24, 2001 AND JUNE 25, 2000

     Service Revenues. Revenues for fiscal 2001 were $590.4 million, an increase of $35.3 million, or 6.4%, compared to revenues of $555.1 million for fiscal 2000. The increase was attributable to a revenue increase in the Commercial Division's revenue of $56.0 million, partially offset by a decrease in the Industrial Division's revenue of $8.2 million and a decrease in revenue of $12.5 million that was the result of the sale of certain contracts, primarily in the Midwest, effective December 31, 1999 (See Note 3 to the Company's Consolidated Financial Statements.) The increase in the Commercial Division's revenue was the result of additional services performed under new and existing contracts outpacing reductions in revenue due to the reduction in scope of work or lost contracts. A major contributor to the increase in the Commercial Division revenue was the increase in the scope of work with an existing customer which resulted in an additional $28.4 million in revenues compared with the same period in the prior year. The decrease in the Industrial Division revenue was primarily the result of lost contracts and decreased services to existing customers outpacing new contracts and increased services with existing customers.

     Cost of Service Revenues. Cost of service revenues for fiscal 2001 was $530.4 million, or 89.8% of revenues, compared to $493.0 million, or 88.8% of revenues, for fiscal 2000. The increase in cost of revenues as a percentage of revenues resulted primarily from salary increases effective July 1, 2000 and increases in the Company's workers' compensation and general liability insurance premiums. Based on an audit conducted by the Company's insurance carrier during fiscal 2001, an additional premium of $2.9 million was required. The additional premium was recorded as a liability as of June 24, 2001 and charged to operations during fiscal 2001. Cost of service revenues for fiscal 2001 included $0.5 million of charges related to a cancelled contract in the Industrial Division.

     During the fourth quarter of fiscal 2001, the Company experienced some reductions in revenues and gross profit due to the impact of the slowing U.S. economy on certain of its customers. Although to date these reductions in its scope of services for such customers have not had a material impact on profitability, management believes that a sustained economic decline could adversely impact the Company's profitability.

     During fiscal 2001, approximately 7.6% of revenues were attributable to work performed for Bridgestone-Firestone in several locations in the United States. Unanticipated plant closings or decreases in production requirements at these locations could materially adversely affect the Company's revenues and gross profit in fiscal 2002.

     The Company's operations were not directly affected by the terrorist attacks that occurred in the United States on September 11, 2001. The Company has no contracts in the city of New York. However, the Company is unable to predict the long-term impact, if any, of these events on its operations.

     Based on the Company's fiscal calendar fiscal 2002 will be a 53-week year. The expected impact will be approximately $3.5 million of additional payroll and payroll-related expenses related to unbilled direct costs for customers who have fixed-price contracts, and selling, general and administrative personnel. The Company will record the charge related to the 53rd week in the fourth quarter of fiscal 2002.

     Gross Profit. As a result of the foregoing, gross profit for fiscal 2001 was $60.1 million, or 10.2% of revenues, compared to $62.1 million, or 11.2% of revenues, for fiscal 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2001 were $43.8 million, or 7.4% of revenues, compared to $43.8 million, or 7.9% of revenues, for fiscal 2000. The Company experienced a decrease of $1.1 million in payroll and payroll-related expenses which was the net result of the following factors: decrease in expense of $0.2 million related to a decline in the liability associated with the Company's deferred compensation plan, a decrease of $0.6 million as a result of the sale of certain contracts effective December 31, 1999, and a decrease from the prior year as a result of approximately $1.2 million in severance costs recorded in fiscal 2000. These payroll and payroll-related decreases were partially offset by an increase of $0.9 million related to salary increases effective July 1, 2000 and an increase in headcount related to staffing the Company's shared services center in order to provide adequate resources to support the Company's increased volume of business. The Company also experienced a $0.3 million decrease in various non-payroll expenses as a result of the sale of certain contracts effective December 31, 1999. The Company also had a decrease of $0.4 million in expenses related to professional fees, primarily as a result of a decrease in consulting fees related to the implementation of the Company's shared services center. The Company's expense related to its receivable with its Canadian subsidiary increased $0.2 million as a result of changes in the exchange rate. Rent expense increased approximately $0.7 million as a result of higher rent at the Company's corporate headquarters, which was relocated to a larger facility in May 2000. The Company's expenses related to other office and occupancy costs increased $0.3 million. This increase is primarily due to incremental lease expense for office furniture at the corporate headquarters, personal computer leases, telephone and utility charges and phone mail system maintenance. The Company also experienced an increase of $0.3 million in marketing and promotion expense driven primarily by increased advertising in trade publications, expenses related to trade shows and enhancement of the Company's web site. Travel and transportation expenses increased $0.3 million primarily as a result of incremental operational expenses for certain transportation equipment.

     Amortization of Intangible Assets. Amortization expense was $3.8 million in fiscal 2001 as compared to $3.9 million in fiscal 2000. The decrease in amortization expense is the result of the write-off of intangibles related to certain contracts sold effective December 31, 1999 (See Note 3 to the Company's Consolidated Financial Statements).

     Income from Continuing Operations. As a result of the foregoing, income from continuing operations for fiscal 2001 was $12.5 million, or 2.1% of revenues, compared to $14.3 million, or 2.6% of revenues, for fiscal 2000.

     EBITDA. EBITDA for fiscal 2001 was $18.3 million, or 3.1% of revenues, compared to $20.5 million, or 3.7% of revenues, for fiscal 2000. EBITDA is defined as income from continuing operations before provision for income taxes, interest expense, interest income and depreciation and amortization. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment; (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles; (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity. Cash flows from operating, investing and financing activities for fiscal 2001 were $9.0 million, $(7.5) million and $0.8 million, respectively. Cash flows from operating, investing and financing activities for fiscal 2000 were $9.4 million, $1.9 million and $(33.9) million, respectively.

     Interest Expense/Income. Interest expense for fiscal 2001 was $7.9 million, or 1.3% of revenues, compared to $9.9 million, or 1.8% of revenues, for fiscal 2000. Interest income for fiscal 2001 was $0.1 million, compared to $0.9 million for fiscal 2000. The decrease in interest expense was primarily the result of the repurchase of $57.9 million face amount of the Company's Senior Subordinated Notes (the "Notes") during the second and third quarters of fiscal 2000 (See
Note 2 to the Company's Consolidated Financial Statements).

     Gain on Sale of Contracts. In October 2000, the Company received $440,000 of contingent purchase price related to the sale, effective December 31, 1999, of certain janitorial contracts. In the second quarter of fiscal 2001, the Company recorded a gain on sale of assets for the full amount received.

     Income Taxes. Provision for income taxes for fiscal 2001 was $0.8 million, or 15.9% of income from continuing operations before provision for income taxes, compared to $1.0 million, or 18.7% of income from continuing operations before provision for income taxes, for fiscal 2000. The lower effective tax rate for fiscal 2001 resulted primarily from the recognition of a tax asset for a taxing jurisdiction which changed its treatment of net operating losses.

     Net Income. As a result of the foregoing, net income for fiscal 2001 was $4.4 million, or 0.8% of revenues, compared to $3.5 million, or 0.6% of revenues for fiscal 2000.

COMPARISON OF YEARS ENDED JUNE 25, 2000 AND JUNE 27, 1999

     Service Revenues. Revenues for fiscal 2000 were $555.1 million, an increase of $32.7 million, or 6.3%, compared to revenues of $522.4 million for fiscal 1999. The increase was attributable to revenue increases in the Company's Commercial and Industrial Divisions of $25.3 million and $16.9 million, respectively. The revenue increase in the Commercial Division was primarily the result of the following: (i) additional services performed under new and existing contracts and (ii) a revenue increase in the Company's Canadian subsidiary as a result of a full year of revenue following the September 1998 acquisition of Empire Maintenance Industries, Inc. The revenue increase in the Industrial Division was primarily the result of additional services performed under new and existing contracts. The increase in revenue in the Commercial Division was partially offset by a decrease in revenue of $9.5 million that was the result of the sale of certain contracts, primarily in the Midwest, effective December 31, 1999 (See Note 3 to the Company's Consolidated Financial Statements).

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

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2000 were $43.8 million or 7.9% of revenues, compared to $40.5 million or 7.7% of revenues, for fiscal 1999. The increase of $3.3 million was primarily due to increases in payroll-related expenses, travel and entertainment and vehicle expense. Payroll related expenses for the Company increased $1.4 million primarily as a result of annual salary increases effective July 1, 1999, and to a lesser extent headcount increases related to the Company's implementation of a shared service center at its new headquarters. These increases were partially offset by a $0.3 million decrease in salaries due to headcount reductions as a result of the sale of certain contracts effective December 31, 1999 (See Note 3 to the Company's Consolidated Financial Statements). The Company also incurred $1.2 million of severance costs in fiscal 2000. Travel and transportation expenses increased $0.7 million primarily due to incremental lease and maintenance related expenses for certain transportation equipment and as a result of the impact of new business opportunities and servicing a growing, geographically dispersed customer base. Professional fees for consulting related to the implementation of the shared service center were $0.4 million in fiscal 2000. This increase over fiscal 1999 was offset by a decrease in professional fees related to the upgrade of the Company's primary financial accounting system in preparation for the Year 2000. There was also a $0.2 million increase in expense between the comparable periods related to changes in the exchange rate used to revalue the Company's receivable from its Canadian subsidiary.

     Amortization of Intangible Assets. Amortization expense was $3.9 million in fiscal 2000 as compared to $4.3 million in fiscal 1999. The decrease in amortization expense is the result of the write-off of intangibles related to certain contracts sold effective December 31, 1999 (See Note 3 to the Company's Consolidated Financial Statements).

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

     Extraordinary Loss. During fiscal 2000, the Company recorded an extraordinary loss of $0.9 million, net of state tax benefit. The extraordinary loss was attributable to the repurchase and retirement of $57.9 million face value of Notes. The extraordinary loss resulted from the write-off unamortized deferred financing costs and bond discount associated with the Notes. This loss was partially offset by the gain recorded for the Notes which were repurchased at prices below par.

      Net Income. As a result of the foregoing, net income for fiscal 2000 was $3.5 million, or 0.6% of revenues, compared to $8.3 million, or 1.6% of revenues for fiscal 1999. Fiscal 1999 included income of $5.2 million (net of tax) from the operations and sale of the Company's discontinued security business.

LIQUIDITY AND CAPITAL RESOURCES

    For fiscal 2001, the Company's cash balance increased by $2.4 million. The increase was attributable to cash provided by operations of $9.0 million and cash provided by financing activities of $0.8 million, offset by cash used in investing activities of $7.5 million. Cash provided by operations was primarily the result of an increase in cash of $10.2 million related to net income adjusted for non-cash items such as amortization of intangible assets, debt issue costs and discount and depreciation. Also contributing to the increase in cash provided by operations were increases in accounts payable and accrued expenses of $4.0 million and $4.1 million, respectively. The increase in accounts payable was primarily the result of the overall growth of the Company. The increase in accrued expenses is primarily the result of the overall growth of the Company as well as the accrual of a $2.9 million charge related to an insurance premium audit (See Note 8 of Notes to the Consolidated Financial Statements). The increase was partially offset primarily by increases in the Company's accounts receivable and unbilled receivables of $4.4 million and $4.7 million, respectively. The increase in receivables is primarily the result of the overall revenue growth of the Company. The increase in cash provided by operations was also partially offset by a $1.3 million increase in other long term assets which was primarily the result of the increases in assets related to the deferred compensation plan and an increase in the cash surrender value of officers' life insurance. Cash provided by financing activities was primarily the result of the increase in the cash overdraft and the line of credit of $1.7 million and $1.8 million, respectively. These increases were partially offset by $1.0 million of optional principal payments on the Company's other subordinated indebtedness. Financing activities also included distributions to shareholders of $1.7 million, including tax related distributions of $0.9 million. Cash used in investing activities was primarily the result of $4.2 million in capital expenditures and $3.75 million in officer loans (See Note 8 of Notes to the Consolidated Financial Statements).

    For fiscal 2000, the Company's cash balance decreased by $22.6 million. The decrease was attributable to cash provided by operations of $9.4 million and cash provided by investing activities of $1.8 million offset by cash used in financing activities of $33.9 million. Cash provided by operations was primarily the result of an increase in cash of $10.8 million related to net income adjusted for non-cash items such as amortization of intangible assets, debt issue costs and discount, depreciation and the extraordinary loss on the retirement of debt. This increase was partially offset primarily by decreases in the Company's accrued expenses and increases in the Company's accounts payable and other assets. The increase in accounts payable of $1.4 million was primarily the result of the overall growth of the Company. The increase in other assets is primarily related to increases in prepaid insurance. Cash provided by investing activities was primarily the result of proceeds from the sale of certain contracts (See Note 3 of Notes to Consolidated Financial Statements) for $4.05 million. Proceeds of $0.6 and $0.2 million, respectively, were the result of repayments of officer loans and the sale of property and equipment. These increases in investing activities were partially offset by capital expenditures of $2.8 million. Net cash used for financing activities included payments of $59.0 million which was comprised of $58.1 million used to retire and pay the related accrued interest on $57.9 million (face amount) of Notes and $1.0 million of optional principal payments on the Company's other subordinated indebtedness. Net cash used in financing activities also included distributions to shareholders of $3.4 million. These uses of cash in financing activities were partially offset by proceeds from the Company's line of credit of $25.9 million and a cash overdraft of $2.6 million.

    Capital expenditures were $4.2 million in fiscal 2001 and $2.8 million in fiscal 2000. The major factors contributing to the increase were capital expenditures for the Company's new corporate headquarters of $1.5 million and capital expenditures related to an increase in business with a significant existing customer of $0.7 million. The Company's operations do not generally require material investment in capital assets. The Company does not expect that its capital expenditure requirements will increase materially in fiscal 2002.

    The Company's business generally is not seasonal. However, gross margin as a percentage of revenue historically declines in the Company's third and fourth quarters due to the impact of higher federal and state unemployment tax expense beginning January 1.

    As a result of the Company's accounting calendar, fiscal 2002 will be a 53-week year. The expected impact will be approximately $3.5 million of additional payroll and payroll-related expenses in June 2002 related to unbilled direct costs for customers who have fixed price contracts, and selling, general and administrative personnel. The Company believes that its cash flow from operations, together with cash on hand and its borrowing capacity under the Credit Facility, will be sufficient to absorb such additional payroll expense.

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

    The Company's long-term indebtedness consists of borrowings under the Credit Facility, approximately $47.0 million of Notes and $3.0 million of subordinated indebtedness (which ranks equal in right of payment with the Notes). Under the Credit Facility, the Company has the ability to borrow up to $55.0 million for working capital and general corporate purposes, subject to certain conditions. The Company had cash borrowings of $27.7 million and $25.9 million at June 24, 2001 and June 25, 2000, respectively. Available credit, after deducting letters of credit, was $8.7 million at June 24, 2001. The Credit Facility, the Indenture governing the Notes and the terms of the Company's other subordinated indebtedness include certain financial and operating covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, make investments and take other actions. As of June 24, 2001, the Company was in violation of two of the financial covenants under the Credit Facility. The Company obtained waivers of these violations from the lenders. The lenders also amended certain financial covenants for fiscal 2002. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors.

    The outstanding balance of the Company's subordinated promissory note ($2,750,000) is due on September 30, 2001.

    The Company's principal capital requirements are to service the Company's indebtedness, for working capital and, to a lesser extent, to fund capital expenditures. The Company believes that its cash flow from operations, together with cash on hand and its borrowing capacity under the Credit Facility, will be sufficient to meet such requirements during fiscal 2002.

RECENT ACCOUNTING DEVELOPMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 addresses financial accounting and reporting for business combinations initiated after June 30, 2001. As the Company has not entered into a business combination since June 30, 2001, SFAS 141 has no impact on the Company.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company has elected to adopt SFAS 142 in the first quarter of fiscal 2002. Under SFAS 142, the Company will discontinue the amortization of its acquired goodwill. The expected decrease in amortization expense as a result of the adoption of SFAS 142 in fiscal 2002 is $830,000.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement has no impact on the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk.

INTEREST RATE RISK

    The Company's exposure to market risk associated with changes in interest rates relates to variable-rate and fixed-rate debt arrangements. The table below summarizes the Company's market risks associated with debt obligations as of June 24, 2001. The $55.0 million Credit Facility is the Company's only variable-rate debt arrangement, as the Notes and the Company's other subordinated indebtedness bear fixed rates of interest. The Company had cash borrowings of $27.7 million outstanding under the Credit Facility at June 24, 2001. The cash borrowings were outstanding at three interest rates; $2.7 million was outstanding at the Base Rate plus the Applicable Base Rate Margin, as defined (7.75% at June 24, 2001), $5.0 million was outstanding at the 30 Day Adjusted Eurodollar Rate plus Applicable Eurodollar Margin, as defined (6.26% at June 24, 2001) and $20.0 million was outstanding at the 60 Day Adjusted Eurodollar Rate plus the Applicable Eurodollar Margin, as defined (6.20% at June 24, 2001). The Company had cash borrowings of $25.9 million outstanding under the Credit Facility at June 25, 2000. The cash borrowings were outstanding at two interest rates; $5.9 million was outstanding at the Base Rate plus the Applicable Base Rate Margin, as defined (9.50% at June 25, 2000) and $20.0 million was outstanding at the Adjusted Eurodollar Rate plus the Applicable Eurodollar Margin, as defined (8.09% at June 25, 2000).

    At June 24, 2001, the Company had additional outstanding indebtedness that consisted of $47.2 million of Senior Subordinated Notes and $3.0 million of a Subordinated Promissory Note with fixed interest rates of 9.875% and 14.0%, respectively.

    Given a stable principal amount, the Company's potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all variable rate obligations would be approximately $0.2 million. Fluctuations in interest rates will not affect the interest payable on the Senior Subordinated Notes or Subordinated Promissory Note, which is fixed. The Company has not entered into any interest rate protection agreements.


                                                                  EXPECTED FISCAL YEAR OF MATURITY
                                   ------------------------------------------------------------------------------------------
                                      2002           2003            2004              2005           2006        THEREAFTER
                                   ----------     ----------       --------         ----------      ---------    ------------

Fixed-Rate Senior Subordinated
Notes                                      --             --             --                 --             --     $47,157,000
Interest rate                              --             --             --                 --             --          9.875%

Credit Facility                            --     $27,680,000            --                 --             --              --
Interest Rate                              --           6.36%            --                 --             --              --

Fixed-Rate Subordinated
Promissory note                   $3,000,000             --             --                 --             --              --
Interest rate                          14.00%             --             --                 --             --              --



    The estimated fair values of the Senior Subordinated Notes and the Subordinated Promissory Note at June 24, 2001 are presented below (in thousands):

                                                  CARRYING           FAIR
                                                   AMOUNT           VALUE
                                                -----------       ----------
Fixed-Rate Senior Subordinated Notes            $   47,020        $   45,978
Fixed-Rate Subordinated Promissory Note              3,000             3,129
Variable Rate Credit Facility                       27,680            27,680

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                             UNICCO SERVICE COMPANY

                                                                          PAGE
Report of Independent Accountants..................................        19

Consolidated Statement of Income for the years
 ended June 24, 2001, June 25, 2000 and June 27, 1999..............        20

Consolidated Balance Sheet at June 24, 2001 and June 25, 2000......        21

Consolidated Statement of Shareholders' Equity for the period
 from June 28, 1998 to June 24, 2001...............................        22

Consolidated Statement of Cash Flows for the years ended
 June 24, 2001, June 25, 2000 and June 27, 1999....................        23

Notes to Consolidated Financial Statements.........................        24

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Trustees and Shareholders of UNICCO Service Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of UNICCO Service Company and its subsidiaries (the "Company") at June 24, 2001 and June 25, 2000 and the results of their operations and their cash flows for each of the three years in the period ended June 24, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) on page 47 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/PricewaterhouseCoopers LLP
---------------------------------------------
PricewaterhouseCoopers LLP
Boston, Massachusetts
September 24, 2001

                             UNICCO SERVICE COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                                 (IN THOUSANDS)

                                                         FOR THE YEARS ENDED
                                                -------------------------------------
                                                 JUNE 24,      JUNE 25,      JUNE 27,
                                                   2001         2000          1999
                                                ---------     ---------     ---------


Service revenues ...........................    $ 590,422     $ 555,084     $ 522,363

Cost of service revenues ...................      530,355       493,007       462,563
                                                ---------     ---------     ---------
   Gross profit ............................       60,067        62,077        59,800

Selling, general and administrative expenses       43,772        43,804        40,504

Amortization of intangible assets ..........        3,779         3,939         4,278
                                                ---------     ---------     ---------

   Income from continuing operations .......       12,516        14,334        15,018

Interest income ............................          108           914           826

Interest expense ...........................       (7,877)       (9,872)      (11,914)

Gain on sale of contracts ..................          440            --            --
                                                ---------     ---------     ---------

   Income from operations before
   income taxes and extraordinary items ....        5,187         5,376         3,930

Provision for income taxes .................          824         1,005           824
                                                ---------     ---------     ---------

Income from operations before extraordinary
  items ....................................        4,363         4,371         3,106

Discontinued operations:

Income from discontinued operations, net of
  tax of $(12) .............................           --            --         1,143

Gain on sale of discontinued operations, net
  of tax of $0 .............................           --            --         4,082
                                                ---------     ---------     ---------

Income before extraordinary items ..........        4,363         4,371         8,331

Extraordinary loss, net of tax benefit of
  $36 ......................................           --          (897)           --
                                                ---------     ---------     ---------

Net income .................................    $   4,363     $   3,474     $   8,331
                                                =========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.



                             UNICCO SERVICE COMPANY
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                 JUNE 24,     JUNE 25,
                                                                  2001          2000
                                                                ---------     ---------
ASSETS
Current assets:
  Cash and cash equivalents ................................    $   4,687     $   2,333
  Accounts receivable, less reserves of $3,215 and $3,194 at
     June 24, 2001 and June 25, 2000, respectively .........       53,290        49,067
  Unbilled receivables .....................................       29,219        24,567
  Other current assets .....................................        5,074         5,679
                                                                ---------     ---------
      Total current assets .................................       92,270        81,646
                                                                ---------     ---------
Property and equipment, at cost:
   Transportation equipment ................................        1,525         1,246
   Machinery and equipment .................................       11,828        10,832
   Computer equipment and software .........................        4,882         4,151
   Furniture and fixtures ..................................        1,314         1,102
   Leasehold improvements ..................................        2,151           903
                                                                ---------     ---------
                                                                   21,700        18,234
   Less - accumulated depreciation and amortization ........       13,943        12,435
                                                                ---------     ---------
                                                                    7,757         5,799
                                                                ---------     ---------
Notes receivable and accrued interest from officers ........        4,295           645
Intangible assets, net of amortization .....................       32,280        36,166
Other assets, net...........................................        5,482         3,875
                                                                ---------     ---------
                                                                   42,057        40,686
                                                                ---------     ---------
                                                                $ 142,084     $ 128,131
                                                                =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdraft ...........................................    $   4,253     $   2,597
  Accounts payable .........................................       13,541         8,966
  Accrued payroll and payroll-related expenses .............       20,967        16,301
  Deferred income taxes ....................................        2,321         2,343
  Current portion of long-term debt.........................        3,000            --
  Other accrued expenses ...................................        5,099         6,433
                                                                ---------     ---------
      Total current liabilities ............................       49,181        36,640
                                                                ---------     ---------

Long-term liabilities:
  Line of credit ...........................................       27,680        25,886
  Long-term debt ...........................................       47,020        50,998
  Other long-term liabilities ..............................        1,859           647
                                                                ---------     ---------
      Total long-term liabilities ..........................       76,559        77,531
                                                                ---------     ---------
 Commitments and Contingencies (Note 9)

Shareholders' equity:
  Common shares ............................................          378           378
  Retained earnings ........................................       16,934        14,234
  Accumulated other comprehensive income ...................         (466)         (150)
                                                                ---------     ---------
                                                                   16,846        14,462
  Less treasury shares at cost (66 shares) .................         (502)         (502)
                                                                ---------     ---------
     Total shareholders' equity ............................       16,344        13,960
                                                                ---------     ---------
                                                                $ 142,084     $ 128,131
                                                                =========     =========


The accompanying notes are an integral part of these consolidated financial statements.


                             UNICCO SERVICE COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                          ACCUMULATED     NOTES
                                                TOTAL                                        OTHER     RECEIVABLE   TREASURY
                                            SHAREHOLDERS'    COMMON STOCK      RETAINED  COMPREHENSIVE    FROM        STOCK
                                               EQUITY       SHARES    AMOUNT   EARNINGS     INCOME     STOCK SALES    AMOUNT
                                            ------------    ------    -------  --------  ------------- -----------  ---------
UNICCO SERVICE COMPANY
Balance, June 28, 1998 ....................   $  8,890       1,120   $    378   $  9,222    $    (48)   $   (160)   $   (502)
Components of comprehensive income:
   Net income .............................      8,331          --         --      8,331          --          --          --
   Foreign currency translation ...........       (118)         --         --         --        (118)         --          --
                                              --------

      Total comprehensive income ..........      8,213
                                              --------
Repayment of note receivable ..............         16          --         --         --          --          16          --
Forgiveness of note receivable ............         72          --         --         --          --          72          --
Distributions to shareholders .............     (3,432)         __         --     (3,432)         --          --          --
                                              --------    --------   --------   --------    --------    --------    --------
Consolidated balance, June 27, 1999 .......   $ 13,759       1,120   $    378   $ 14,121    $   (166)   $    (72)   $   (502)
                                              ========    ========   ========   ========    ========    ========    ========

UNICCO SERVICE COMPANY
Consolidated balance, June 27, 1999 .......     13,759       1,120        378     14,121        (166)        (72)       (502)
Components of comprehensive income:
   Net income .............................      3,474          --         --      3,474          --          --          --
   Foreign currency translation ...........        (28)         --         --         --         (28)         --          --
   Unrealized gain on marketable securities         44          --         --         --          44          --
      Total comprehensive income ..........      3,490
                                              --------
Forgiveness of note receivable ............         72          --         --         --          --          72          --
Distributions to shareholders .............     (3,361)         --         --     (3,361)         --          --          --
                                              --------    --------   --------   --------    --------    --------    --------
Consolidated balance, June 25, 2000 .......   $ 13,960       1,120   $    378   $ 14,234    $   (150)   $     --    $   (502)
                                              ========    ========   ========   ========    ========    ========    ========

UNICCO SERVICE COMPANY
Balance, June 25, 2000 ....................     13,960       1,120        378     14,234        (150)         --        (502)
Components of comprehensive income:
   Net income .............................      4,363          --         --      4,363          --          --          --
   Foreign currency translation ...........        (98)         --         --         --         (98)         --          --
   Unrealized gain on marketable securities       (218)         --         --         --        (218)         --          --
                                              --------
      Total comprehensive income ..........      4,047
                                              --------
Distributions to shareholders .............     (1,663)         --         --     (1,663)         --          --          --
                                              --------    --------   --------   --------    --------    --------    --------
Consolidated balance, June 24, 2001 .......   $ 16,344       1,120   $    378   $ 16,934    $   (466)   $     --    $   (502)
                                              ========    ========   ========   ========    ========    ========    ========


The accompanying notes are an integral part of these consolidated financial statements.



                             UNICCO SERVICE COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      FOR THE YEARS ENDED
                                                         ---------------------------------------------
                                                         JUNE 24, 2001   JUNE 25, 2000  JUNE 27, 1999
                                                         -------------   ------------   --------------
Cash flows relating to operating activities:
   Net income .......................................      $  4,363       $  3,474       $  8,331
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Amortization of intangible assets .............         3,779          3,939          4,577
      Amortization of debt issue costs and discount .           234            290            500
      Depreciation and amortization .................         2,035          2,189          2,460
      Gain on disposals .............................            (8)           (94)           (10)
      Gain on sale of contracts .....................          (440)            --             --
      Extraordinary loss, net of tax ................            --            897             --
      Gain on sale of discontinued operations .......            --             --         (4,082)
      Deferred income taxes .........................          (139)           182           (298)
      Forgiveness of notes receivable and accrued
       interest from officers .......................            --             72             72
      Deferred compensation plan ....................          (218)            44             --
      Changes in assets and liabilities:
        Accounts receivable .........................        (4,401)          (337)            86
        Unbilled receivables ........................        (4,698)           585          2,202
        Other current assets ........................           588           (577)        (2,316)
        Other long-term assets ......................        (1,310)          (456)          (115)
        Accounts payable ............................         4,086          1,354          3,169
        Accrued expenses and other current
          liabilities................................         4,035         (2,664)           572
        Other long-term liabilities .................         1,054            487           (194)
        Other .......................................            34             56           (133)
                                                           --------       --------       --------
            Net cash provided by operating activities         8,994          9,441         14,821
                                                           --------       --------       --------
Cash flows relating to investing activities:
   Acquisition, including working capital of $308 ...            --             --         (4,437)
   Proceeds from sale of contracts ..................           440          4,050             --
   Proceeds from sale of discontinued operations ....            --             --         12,000
   Purchases of property and equipment, net .........        (4,161)        (2,813)        (2,310)
   Proceeds from sale of property and equipment .....           133            171             84
   Increases in notes receivable and accrued interest
     from officers ..................................        (3,750)            --           (735)
   Payments received for notes receivable from
     officers........................................           100            565             --
   Increase in cash surrender value of officers'
    life insurance ..................................          (239)          (100)          (205)
                                                           --------       --------       --------
              Net cash provided by (used in)
               investing activities..................        (7,477)         1,873          4,397
                                                           --------       --------       --------
Cash flows relating to financing activities:
   Cash overdraft ...................................         1,657          2,597             --
   Proceeds from line of credit .....................         1,794         25,886             --
   Payments on debt .................................        (1,000)       (59,044)            --
   Distributions to shareholders ....................        (1,663)        (3,361)        (3,432)
   Payments on note receivable from stock sales .....            --             --             16
                                                           --------       --------       --------
              Net cash provided by (used in)
               financing activities..................           788        (33,922)        (3,416)
                                                           --------       --------       --------

Effect of exchange rate changes on cash and cash
 equivalents ........................................            49              3            (15)
                                                           --------       --------       --------
Net increase (decrease) in cash and cash equivalents          2,354        (22,605)        15,787
Cash and cash equivalents, beginning of year ........         2,333         24,938          9,151
                                                           --------       --------       --------
Cash and cash equivalents, end of year ..............      $  4,687       $  2,333       $ 24,938
                                                           ========       ========       ========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
    Interest ........................................      $  7,704       $ 10,377       $ 11,069
                                                           ========       ========       ========
    Income taxes ....................................      $    865       $  1,052       $    807
                                                           ========       ========       ========

   The accompanying notes are an integral part of these consolidated financial statements.




                                      -23

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

2.  RETIREMENT OF DEBT

    During fiscal 2000, the Company repurchased through a series of open market and privately-negotiated transactions, $57.9 million face amount of its Senior Subordinated Notes (the "Notes"). This amount included $8.8 million (face amount) of Notes repurchased with the remaining net proceeds from the December 1998 sale of the Company's security business as required by the terms of the Indenture governing the Notes. The remaining Notes were repurchased in order to reduce future interest expense. The $50.1 million in cash used for the repurchase of the Notes and payment of accrued interest through the date of the repurchase was funded from cash on hand and $23.2 million in proceeds from the Company's revolving Credit Facility. The Company recorded an extraordinary loss of approximately $0.9 million, net of tax. The extraordinary loss resulted from the write-off of unamortized deferred financing costs and bond discount associated with the Notes. This loss was partially offset by the gain recorded for the Notes that were repurchased at prices below par.

3.  SALE OF CERTAIN CONTRACTS

    Effective December 31, 1999, the Company sold certain janitorial contracts, primarily located in the Midwest, for $4.05 million in cash with an additional contingent price of $450,000. In October 2000, the Company received $440,000 of the additional contingent price that was recorded as a gain on sale of assets for the full amount received. The contingent purchase price was payable based upon such contracts achieving a defined minimum profit during the six-month period following the sale. The Company recorded an immaterial gain in connection with this sale. The gain recorded was the net proceeds received, less severance liabilities and the write-off of fixed assets and certain intangible assets. The disposition of these contracts is not considered material to the Company's ongoing operations.

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

Operating results of discontinued operations were as follows:

                                        FISCAL 1999
                                       IN THOUSANDS
                                       ------------
 Revenues.............................  $   28,569

 Income before income taxes...........       1,131
 Income taxes.........................         (12)
                                        ----------
 Net income...........................  $    1,143
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

 Cash and Cash Equivalents

    The Company considers all highly liquid investments with remaining maturities of three months or less at the time of acquisition to be cash equivalents. The Company had no cash equivalents at June 24, 2001 and June 25, 2000. Cash equivalents of $24,938,000 at June 27, 1999 consist of an investment in a money market mutual fund. At June 27, 1999, cash equivalents were carried at cost, which approximated fair value.

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

  Intangible Assets

    Intangible assets consist primarily of acquired contract rights, favorable lease arrangements, and goodwill, representing the excess of the purchase price over the fair value of the net assets acquired in each acquisition accounted for as purchase. Acquired contract rights are amortized on a straight-line basis over the estimated remaining lives of the customer relationships, which range from 7 to 15 years. These lives represent the estimated remaining average lives of the contracts acquired which exceed the actual contract lives and are based generally on the historical experience of the individual businesses and contracts acquired. Goodwill is amortized on a straight-line basis over an estimated life of 15 years. During the third quarter of fiscal 2000, the Company wrote off the portion of its intangible assets that related to certain contracts sold effective December 31, 1999, (See Note 3 of the Company's Consolidated Financial Statements). Intangible assets consist of the following at June 24, 2001 and June 25, 2000:
                                                FISCAL 2001        FISCAL  2000
                                                IN THOUSANDS       IN THOUSANDS
                                                ------------       ------------
           Acquired contract rights............ $     40,196       $     40,327
           Favorable leases....................          271                271
           Goodwill............................       12,334             12,334
                                                ------------       ------------
                                                      52,801             52,932
           Less-- Accumulated amortization.....      (20,521)           (16,766)
                                                ------------       ------------
                                                $     32,280       $     36,166
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

  Revenue Recognition

    Service revenues are generated primarily by efforts expended on cost-plus fixed-fee, fixed-price and modified cost-plus contracts. Revenue from cost-plus fixed-fee contracts is recognized on the basis of direct and indirect expenses incurred plus the allocable portion of the fixed fee. Revenues on fixed price contracts are recognized based on the monthly amount as stipulated in the contract and the performance of services. Revenues under modified cost-plus contracts are recorded at the contracted rates as labor efforts are expended and other direct costs are incurred. Losses, if any, are provided for at the time that management determines that costs, including estimated costs to complete, exceed contract revenue.

  Financial Instruments

    The Company's financial instruments consist of cash, cash equivalents, receivables, accounts payable, line of credit and debt instruments. The estimated fair values of the Company's cash, cash equivalents, receivables, accounts payable and line of credit approximate their carrying values. The fair value of the Company's Notes is determined based on the price at which the Notes were trading on the open market as of the last business day prior to the fiscal 2001 year end. The fair value of the Company's subordinated indebtedness is calculated as the cash outflows related to the indebtedness, discounted at the Adjusted Eurodollar Rate plus the Applicable Eurodollar Margin as defined by the Company's Credit Facility.

  Income Taxes

    Income taxes for financial reporting purposes are recorded in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). The asset and liability approach underlying FAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of the Company's assets and liabilities.

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

    This acquisition is not considered material to the Company's operations.

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

Credit Facility

      The Credit Facility described above is available for working capital requirements and acquisition financing. Base Rate loans bear interest at the Base Rate plus the Applicable Base Rate Margin, as defined (7.75% at June 24, 2001 and 9.50% at June 25, 2000). Eurodollar loans bear interest at the Adjusted Eurodollar Rate plus the Applicable Eurodollar Margin, as defined (6.26% (30
Day Rate) and 6.20% (60 Day Rate) at June 24, 2001 and 8.09% at June 25, 2000). There were cash borrowings of $27.7 million and $25.9 million outstanding under the Credit Facility at June 24, 2001 and June 25, 2000 respectively. The cash borrowings as of June 24, 2001 were outstanding at three interest rates; $2.7 million was outstanding at the Base Rate plus the Applicable Base Rate Margin, as defined, $5.0 million was outstanding at the 30 Day Adjusted Eurodollar Rate plus the Applicable Eurodollar Margin, as defined and $20.0 million was outstanding at the 60 Day Adjusted Eurodollar Rate plus the Applicable Eurodollar Margin, as defined. The cash borrowings as of June 25, 2000 were outstanding at the two interest rates; $5.9 million was outstanding at the Base Rate plus the Applicable Base Rate Margin, as defined and $20.0 million was outstanding at the Adjusted Eurodollar Rate plus the Applicable Eurodollar Margin, as defined. The Credit Facility matures on October 14, 2002. Availability under the Credit Facility is reduced by outstanding letters of credit (see Note 9). The Credit Facility requires the Company to remain in compliance with certain financial ratios as well as other restrictive the covenants. As of June 24, 2001, the Company was in violation of two of the financial covenants. The Company obtained waivers of these violations from the lenders. The lenders also amended certain financial covenants for fiscal 2002.

Subordinated Promissory Note

     On June 28, 1996, the Company entered into a $5,000,000 subordinated promissory note agreement with Massachusetts Capital Resource Company ("MCRC"). The promissory note is due on September 30, 2001 and provides for quarterly interest payments based on an annual interest rate of 14%. This note was not extinguished as part of the October 17, 1997 Notes Offering. The agreement provides for certain restrictive covenants, substantially equivalent to those governing the Notes. As of June 24, 2001, the Company was in compliance with such covenants. The Company made $1.0 million of optional principal payments during both fiscal 2001 and fiscal 2000 and a $0.25 million optional principal payment subsequent to June 24, 2001 on this indebtedness.

    Minimum future principal payments of long-term debt at June 24, 2001 are as follows:

                                                 AMOUNT
        FISCAL YEAR                           IN THOUSANDS
        -----------                           ------------
        2002..............................     $   3,000
        2003..............................        27,680
        2004..............................             0
        2005..............................             0
        2006..............................             0
                                               ---------
                                               $  30,680
                                               =========

The estimated fair values of the Senior Subordinated Notes and the Subordinated Promissory Note at June 24, 2001 are presented below (in thousands):

                                                   CARRYING             FAIR
                                                    AMOUNT             VALUE
                                                 --------------    -----------
Fixed-Rate Senior Subordinated Notes             $   47,020        $   45,978
Fixed-Rate Subordinated Promissory Note               3,000             3,129
Variable-Rate Credit Facility                        27,680            27,680

8.  TRANSACTIONS WITH RELATED PARTIES

  Notes Receivable From Officers

    Notes receivable from officers/shareholders consist primarily of $3.75 million in notes which bear interest at the prime rate and are payable in full on March 15, 2004. The remaining notes receivable from officers/shareholders bear interest at the applicable federal rate (5.75% at June 24, 2001 and 6.11% at June 25, 2000). All notes receivables are classified as long-term as the notes have due dates beyond the end of the fiscal 2002. Interest receivable related to these notes was approximately $241,000 and $241,000 at June 24, 2001 and June 25, 2000, respectively.

    On June 24, 1996, UNICCO loaned an officer of the Company approximately $217,000 to purchase 27 shares of nonvoting common stock. This loan accrued interest at an average of the applicable federal rate. The note and related accrued interest was forgiven in three equal installments in fiscal 2000, 1999 and 1998. The outstanding balance was classified as a deduction from shareholders' equity. There was no balance outstanding as of June 24, 2001 and June 25, 2000.

  Lease Agreements With Affiliates

    The Company leases certain office space, through November 2005, from an affiliated company. Lease expense related to this lease was $68,700, $57,000 and $57,000 for fiscal 2001, 2000 and 1999, respectively. Approximate future minimum lease payments under this agreement for fiscal 2002 through fiscal year 2006 are $73,450, $73,450, $73,450, $73,450, and $30,600. Such amounts are included in
Note 9.

    On September 30, 1998, the Company entered into an agreement to lease certain equipment from an affiliate. The monthly payments were $90,000 and the lease was terminated in August 2001. Total annual payments made by the Company under this lease were $1,080,000 in both fiscal 2001 and 2000.

  Insurance Agreement With An Affiliate

    Prior to the end of fiscal 1995, the Company insured its workers' compensation and general liability risks through a combination of a self-insurance program and indemnity coverage obtained from a third-party carrier. At the end of fiscal 1995, the Company entered into an agreement with a commercial insurance carrier whereby its workers' compensation and general liability insurance risks are reinsured with an affiliated company. Under the terms of this arrangement, the Company's obligations with respect to workers' compensation and general liability claims are limited to the premiums paid for such insurance. The Company's insurance premiums are actuarially determined based on its historical loss experience. The amount charged to expense related to the arrangement was approximately $12,366,000, $10,748,000, and $10,793,000 in fiscal 2001, 2000 and 1999, respectively. Based on an audit conducted by the commercial insurance carrier during fiscal 1999, an additional premium payment of $1.6 million was required. This payment was made and charged to operations in fiscal 1999. Based on an audit conducted by the Company's insurance carrier during fiscal 2001, an additional premium payment of $2.9 million was required. The additional premium was recorded as a liability as of June 24, 2001 and charged to operations during fiscal 2001. At June 24, 2001, current assets includes no prepaid insurance premiums related to the above program. At June 25, 2000 current assets include prepaid insurance premiums, related to the above program, of $1.7 million.

9. COMMITMENTS AND CONTINGENCIES

  Operating Leases

    The Company leases certain equipment and facilities under noncancelable operating leases through October 31, 2006. Rent expense under these leases was approximately $8,495,000, $6,742,000 and $6,043,000 for the years ended June 24,

2001, June 25, 2000 and June 27, 1999, respectively. The approximate future minimum payments under these leases are as follows:

                                                    AMOUNT
           FISCAL YEAR                           IN THOUSANDS
           -----------                           ------------
           2002.............................     $      6,979
           2003.............................            5,274
           2004.............................            3,807
           2005.............................            2,454
           2006.............................            1,965
           Thereafter.......................            5,846
                                                 ------------
                                                 $     26,325
                                                 ============

    The Company leases certain facilities under tenancy-at-will agreements, which are not included in the future minimum lease payments above. Future payments above do not include the lease of warehouses at annual costs of approximately $978,000, $968,000, $785,000, $487,000, $252,000 and $189,000 in
fiscal 2002, 2003, 2004, 2005, 2006 and beyond, respectively, which are fully reimbursed by a customer. Such customer is liable for any remaining obligation under these leases in the event that the customer terminates the Company's contracts.

  Letters of Credit

    The Company was contingently liable under certain letters of credit, in the aggregate amounts of approximately $18,650,000 and $5,851,000 as of June 24, 2001 and June 25, 2000, respectively. The letters of credit were primarily issued in connection with the Company's insurance programs.

  Stock Repurchase Agreement

    All nonvoting common shares (see Note 11) may be redeemed by the Company, at its option, at the then book value of the shares, as defined, in the event that the shareholders cease employment with the Company.

  Legal Proceedings

     The Company is involved in numerous pending legal proceedings, primarily employment and labor relations matters and contract litigation related to payment disputes, arising in the ordinary course of the Company's business. Based on the information currently available, management believes that the resolution of these matters will not materially affect the Company's financial condition, results of operations or cash flows.

    On August 1, 2001, the Equal Employment Opportunity Commission ("EEOC") issued probable cause findings against the Company in connection with a joint investigation (which included the Massachusetts Attorney General ("AG") and the Massachusetts Commission Against Discrimination ("MCAD")) of certain sexual harassment claims filed by seven former employees. The agencies allege "pattern and practice" sexual harassment violations by the Company. The EEOC is seeking monetary and affirmative relief from the Company. Although, the Company strongly disagrees with the agencies' findings, it will join with EEOC, MCAD and the AG in a collective effort toward conciliation of this matter. By law, this conciliation must occur prior to the filing of any litigation. This dispute concerns only the Company's janitorial operations in Massachusetts.


10.  INCOME TAXES

    UNICCO has elected to be taxed as a subchapter S corporation for federal and certain state income tax purposes and is a business trust for Massachusetts state tax purposes. UNICCO's provision for income taxes results from states that do not recognize its S corporation status for state income tax purposes and its business trust status in Massachusetts. UNICCO is on the cash basis of accounting for income tax reporting purposes and the accrual basis of accounting for financial reporting.

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

    Income from continuing operations before provision for income taxes and extraordinary item was taxed under the following jurisdictions:

                                                    YEAR ENDED
                                                   IN THOUSANDS
                                          -----------------------------------
                                           JUNE 24,      JUNE 25,    JUNE 27,
                                             2001          2000       1999
                                          -----------   ---------  ----------
        Domestic......................... $     3,871   $   4,725  $    2,680
        Foreign..........................       1,316         651       1,250
                                          -----------   ---------  ----------
                                          $     5,187   $   5,376  $    3,930
                                          ===========   =========  ==========

    The provision (benefit) for income taxes related to income from continuing operations before extraordinary item consists of the following:

                                                      YEAR ENDED
                                                     IN THOUSANDS
                                          ----------------------------------
                                            JUNE 24,    JUNE 25,    JUNE 27,
                                              2001        2000        1999
                                          -----------  ---------    --------
         Current:
           Federal........................  $    --    $     --     $     --
           State..........................      277         330          316
           Foreign........................      686         493          806
         Deferred:
           Federal........................       --          --           --
           State..........................     (139)        182         (298)
                                            --------   --------     --------
                                            $   824    $  1,005     $    824
                                            =======    ========     ========

    Deferred taxes arise primarily from book (accrual basis) and tax (cash basis) differences in recording revenues and expenses.

    Deferred tax assets (liabilities) are comprised of the following:

                                                 JUNE 24,      JUNE 25,
                                                   2001          2000
                                               IN THOUSANDS   IN THOUSANDS
                                               ------------   ------------
    Receivables...............................  $   (3,509)   $    (3,225)
    Other assets..............................        (214)          (254)
                                                ----------    -----------
    Gross deferred tax liabilities............      (3,723)        (3,479)
                                                ----------    -----------
    Accounts payable..........................         513            337
    Accrued payroll...........................         744            579
    Other accruals and reserves...............         149            220
    State net operating loss carryforwards....         380            345
                                               -----------    -----------
    Gross deferred tax assets.................       1,786          1,481
    Valuation allowance.......................        (150)          (228)
                                               ------------   ------------
    Net deferred tax assets...................       1,636          1,253
                                               -----------    -----------
    Net deferred tax liabilities.............. $    (2,087)   $    (2,226)
                                               ===========    ===========

    State net operating loss carryforwards are limited to those states which do not recognize UNICCO's subchapter S status and are further limited to the carryforward period for each respective state in which such loss was generated, generally ranging from three to fifteen years. State net operating loss carryforwards increased during fiscal 2001 primarily as a result of the Company recording a tax asset for a taxing jurisdiction which changed its treatment of net operating losses. Company management believes that it is more likely than not that it will realize approximately $230,000 of the tax benefit associated with the operating loss described above. This belief is based upon a review of available evidence, including historical operating results, projections of future taxable income, recognizing the limitations described above, and tax planning strategies. The Company has recorded a valuation allowance against the remaining portion of the deferred tax asset related to the above referenced state net operating loss carryforwards. The decrease in the valuation allowance was the result of the Company's ability to utilize state net operating loss carryforwards at a rate faster than previously estimated.

    The effective income tax rate differs from the statutory federal income tax rate as follows:

                                                    FOR THE YEAR ENDED
                                            ---------------------------------
                                            JUNE 24,      JUNE 25,    JUNE 27,
                                             2001          2000         1999
                                            -------      ---------    -------
Federal statutory rate.....................   35.0%        35.0%        35.0%
Income from S corporations not taxable
  for corporate income tax purposes........  (35.0)       (35.0)       (35.0)
State income taxes, net of federal benefit.    4.9          7.1          4.2
Rate difference - foreign taxes............   13.2          9.2         20.5
Valuation allowance........................   (1.5)         0.5          1.5
Other......................................   (0.7)         1.9         (5.2)
                                            ------       ------       ------
                                              15.9%        18.7%        21.0%
                                            ======       ======       =======

    The "Other" reconciling item in fiscal 1999 relates primarily to the transfer of temporary differences of the discontinued security business. These temporary differences were transferred to a tax paying entity with a lower effective state income tax rate.

11.  SHAREHOLDERS' EQUITY

    Common shares of UNICCO consist of the following:

                                                         JUNE 24,      JUNE 25,
                                                           2001         2000
                                                       IN THOUSANDS IN THOUSANDS
                                                       ------------ ------------
Common shares of beneficial interest, voting, no par
   value--
   Issued and outstanding-- 1,000 shares................ $    10      $    10
Common shares of beneficial interest, nonvoting,
   no par value--
   Issued-120 shares (includes 66 shares in treasury) ..     368          368
                                                         -------      -------
                                                         $   378      $   378
                                                         =======      =======

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

12.  EMPLOYEE BENEFIT PLANS

  Multiemployer Pension Plans

    Certain employees under collective bargaining agreements are covered by union-sponsored, multi-employer pension plans. Company contributions, generally based on hours worked, are in accordance with negotiated labor contracts. The Company recorded expenses of approximately $3,443,000, $3,866,000, and $4,150,000 in fiscal 2001, 2000 and 1999, respectively, related to the plans. Information is not readily available for the Company to determine its share of unfunded vested benefits, if any, under the plans.

  401(k) Investment Savings Plans

    UNICCO maintains 401(k) retirement plans (the "Plans") covering all employees who have completed one year of service, as defined, and are not subject to a collective bargaining agreement. The Plans allow eligible employees to make salary-deferred contributions for not less than 1% nor more than 20% of their compensation for the contribution period, as defined, subject to certain IRS limitations. The Company matches 50% of the employees' contribution up to 3% of base salary. UNICCO made contributions of approximately $1,307,000, $1,545,000 and $1,260,000 in fiscal 2001, 2000 and 1999, respectively.

  Deferred Compensation Plan

    Effective fiscal 2000, the Company established a deferred compensation plan for certain employees of the Company as designated by the Compensation Committee of the Advisory Board. Eligible employees may defer up to 13% of their annual base salary. The Company matches the employee contribution dollar-for-dollar up to 3% of the employee's base salary. Effective July 2001, the limit for the Company match was increased to 5% of the employee's base salary. The investments of the plan will be held in a so-called Rabbi trust. The assets held by the trust are considered general, unrestricted assets of the Company and are always subject to the claims of the Company's creditors. The Company contributed $367,000 and $174,000 to the plan in fiscal 2001 and fiscal 2000, respectively. The Company recorded a reduction in compensation expense of $218,000 in fiscal 2001 and additional expense of $44,000 in fiscal 2000 related to changes in the fair value of the assets held in the trust.

  Long-Term Incentive Plan

    Effective fiscal 2000, the Company established a long-term incentive plan for certain key employees. At each fiscal year end beginning with fiscal 1999 (the base year), a valuation of the Company will be performed. After each annual valuation, up to 10% of the increase (if any) in the value of the Company will be contributed at the Company's discretion on behalf of the employees covered by the plan. The investments of the plan will be held in a Rabbi trust. The assets held by the trust are considered general, unrestricted assets of the Company and are always subject to the claims of the Company's creditors. There were no contributions to the plan in fiscal 2001 or fiscal 2000.

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

                                             NET REVENUE FROM
                                           CONTINUING OPERATIONS                           LONG-LIVED ASSETS
                             --------------------------------------------------      ---------------------------
                                 FISCAL           FISCAL           FISCAL               FISCAL          FISCAL
                             ---------------- --------------- -----------------      -------------- ------------
                                  2001             2000             1999                 2001            2000
                             ---------------- --------------- -----------------      -------------- ------------
By Geographic Area
   United States              $  538,055       $  502,866       $  474,219             $  45,110      $  41,188
   Canada                         52,367           52,218           48,144                 4,704          5,297
                              ----------       ----------       ----------             ---------      ---------

Consolidated                  $  590,422       $  555,084       $  522,363             $  49,814      $  46,485
                              ==========       ==========       ==========             =========      =========

14.  RECENT ACCOUNTING DEVELOPMENTS

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 addresses financial accounting and reporting for business combinations initiated after June 30, 2001. As the Company has not entered into a business combination since June 30, 2001, SFAS 141 has no impact on the Company.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company has elected early adoption of SFAS 142 in the first quarter of fiscal 2002. Under SFAS 142, the Company will discontinue the amortization of its acquired goodwill. The expected decrease in amortization expense as a result of the adoption of SFAS 142 in fiscal 2002 is $830,000.

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement has no impact on the Company.

15.  CONSOLIDATING FINANCIAL INFORMATION OF GUARANTOR SUBSIDIARIES

    The Notes are guaranteed by each of UNICCO's domestic subsidiaries. Each guarantor subsidiary of UNICCO is under common management, is directly or indirectly wholly-owned and the guarantees related to the Notes Offering are full, unconditional and joint and several. UFSCC is indirectly wholly-owned and is not a guarantor of this debt. Separate financial statements of the guarantor subsidiaries are not presented because management has determined that they would not be material to investors. However, consolidating financial information as of June 24, 2001 and June 25, 2000 and for the years then ended, are presented. The following presents consolidating financial information (rounded to the nearest thousand) for (i) UNICCO only, (ii) the guarantor subsidiaries on a combined basis, (iii) the nonguarantor Canadian subsidiary -- UFSCC, and (iv) the Company on a consolidated basis (see Note 11). The guarantor subsidiaries' income statement and balance sheet for and as of June 27, 1999 reflects the discontinued operations of the security business.

          CONDENSED CONSOLIDATING STATEMENT OF INCOME - (IN THOUSANDS)

                                                                     YEAR ENDED JUNE 24, 2001
                                            -------------------------------------------------------------------------
                                                                           NONGUARANTOR
                                                            GUARANTOR       SUBSIDIARY                    CONSOLIDATED
                                              UNICCO       SUBSIDIARIES       UFSCC        ELIMINATIONS       TOTAL
                                            ---------      ------------    -----------     ------------   ------------
Service revenues .....................      $ 503,125       $  34,930       $  52,367       $      --       $ 590,422
Cost of service revenues .............        450,100          32,248          48,007              --         530,355
                                            ---------       ---------       ---------       ---------       ---------
  Gross profit .......................         53,025           2,682           4,360              --          60,067
Selling, general and administrative
  expenses ...........................         40,250           1,301           2,221              --          43,772
Amortization of intangible assets ....          3,102             380             297              --           3,779
                                            ---------       ---------       ---------       ---------       ---------
  Income from operations .............          9,673           1,001           1,842              --          12,516
Interest income ......................             52              --              56              --             108
Interest expense .....................         (6,746)           (548)           (583)                         (7,877)
Gain on sale of contracts ............            440              --              --              --             440
                                            ---------       ---------       ---------       ---------       ---------
Income from continuing operations
  before  income taxes and
  extraordinary item .................          3,419             453           1,315              --           5,187
Provision for income taxes ...........             15             123             686              --             824
                                            ---------       ---------       ---------       ---------       ---------
Income from continuing operations
  before equity in net earnings of
  subsidiaries and extraordinary
  item ...............................          3,404             330             629              --           4,363
Equity in net earnings of subsidiaries            959             131              --          (1,090)             --
                                            ---------       ---------       ---------       ---------       ---------
Net income ...........................      $   4,363       $     461       $     629       $  (1,090)      $   4,363
                                            =========       =========       =========       =========       =========


          CONDENSED CONSOLIDATING STATEMENT OF INCOME - (IN THOUSANDS)

                                                                   YEAR ENDED JUNE 25, 2000
                                           -----------------------------------------------------------------------
                                                                        NONGUARANTOR
                                                          GUARANTOR      SUBSIDIARY                   CONSOLIDATED
                                             UNICCO      SUBSIDIARIES      UFSCC       ELIMINATIONS      TOTAL
                                           ---------     ------------   ------------   ------------   ------------
Service revenues .....................     $ 467,139      $  35,727      $  52,218      $      --      $ 555,084
Cost of service revenues .............       413,150         32,600         47,257             --        493,007
                                           ---------      ---------      ---------      ---------      ---------
  Gross profit .......................        53,989          3,127          4,961             --         62,077
Selling, general and administrative
  expenses ...........................        38,921          1,427          3,456             --         43,804
Amortization of intangible assets ....         3,247            386            306             --          3,939
                                           ---------      ---------      ---------      ---------      ---------
  Income from operations .............        11,821          1,314          1,199             --         14,334
Interest income ......................           851              0             63             --            914
Interest expense .....................        (8,713)          (548)          (611)            --         (9,872)
                                           ---------      ---------      ---------      ---------      ---------
Income from continuing operations
  before income taxes and
  extraordinary item .................         3,959            766            651             --          5,376
Provision for income taxes ...........           292            220            493             --          1,005
                                           ---------      ---------      ---------      ---------      ---------
Income from continuing operations
  before equity in net earnings of
  subsidiaries and extraordinary item          3,667            546            158             --          4,371
Equity in net earnings of subsidiaries           704             34             --           (738)            --
                                           ---------      ---------      ---------      ---------      ---------
Income before extraordinary item .....         4,371            580            158           (738)         4,371
Extraordinary loss, net of tax benefit
  of $36 .............................          (897)            --             --             --           (897)
                                           ---------      ---------      ---------      ---------      ---------
Net income ...........................     $   3,474      $     580      $     158      $    (738)     $   3,474
                                           =========      =========      =========      =========      =========

          CONDENSED CONSOLIDATING STATEMENT OF INCOME - (IN THOUSANDS)

                                                                      YEAR ENDED JUNE 27, 1999
                                               -----------------------------------------------------------------------
                                                                            NONGUARANTOR
                                                              GUARANTOR      SUBSIDIARY                   CONSOLIDATED
                                                 UNICCO      SUBSIDIARIES      UFSCC       ELIMINATIONS      TOTAL
                                               ---------     ------------   ------------   ------------   ------------
Service revenues .........................     $ 442,472      $  31,747      $  48,144      $      --      $ 522,363
Cost of service revenues .................       392,844         26,687         43,032             --        462,563
                                               ---------      ---------      ---------      ---------      ---------
  Gross profit ...........................        49,628          5,060          5,112             --         59,800
Selling, general and administrative
  expenses ...............................        35,907          1,491          3,106             --         40,504
Amortization of intangible assets ........         3,619            389            270             --          4,278
                                               ---------      ---------      ---------      ---------      ---------
  Income from operations .................        10,102          3,180          1,736             --         15,018
Interest income ..........................           771             --             55             --            826
Interest expense .........................       (10,802)          (571)          (541)            --        (11,914)
                                               ---------      ---------      ---------      ---------      ---------
Income from continuing operations
  before income taxes ....................            71          2,609          1,250             --          3,930
Provision for income taxes ...............           (52)            70            806             --            824
                                               ---------      ---------      ---------      ---------      ---------
Income from continuing operations
  before equity in net earnings of
  subsidiaries ...........................           123          2,539            444             --          3,106
Equity in net earnings of subsidiaries ...         8,208             93             --         (8,301)            --
                                               ---------      ---------      ---------      ---------      ---------
Income from continuing operations ........         8,331          2,632            444         (8,301)         3,106
Discontinued operations:
  Income from discontinued operations,
    net of tax $(12) .....................            --          1,143             --             --          1,143
  Gain on sale of discontinued operations,
    net of tax of $0 .....................            --          4,082             --             --          4,082
                                               ---------      ---------      ---------      ---------      ---------
Net income ...............................     $   8,331      $   7,857      $     444      $  (8,301)     $   8,331
                                               =========      =========      =========      =========      =========

             CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)


                                                                                 JUNE 24, 2001
                                                   ---------------------------------------------------------------------------
                                                                                  NONGUARANTOR
                                                                   GUARANTOR      SUBSIDIARY -                    CONSOLIDATED
                                                    UNICCO        SUBSIDIARIES       UFSCC       ELIMINATIONS        TOTAL
                                                   ---------      ------------    ------------   ------------     ------------
Assets
Current assets:
Cash and cash equivalents ...................      $   1,946       $      13       $   2,728       $      --       $   4,687
Accounts receivable, less reserve of $3,215 .         43,842           4,127           5,321              --          53,290
Unbilled receivables ........................         24,792           2,133           2,294              --          29,219
Intercompany receivable (payable) ...........          3,139           4,459          (7,598)             --              --
Other current assets ........................          4,616              --             458              --           5,074
                                                   ---------       ---------       ---------       ---------       ---------
         Total current assets ...............         78,335          10,732           3,203              --          92,270
                                                   ---------       ---------       ---------       ---------       ---------
Property and equipment, at cost .............         17,774           1,211           2,715              --          21,700
Less - accumulated depreciation and
  amortization ..............................         11,621             946           1,376              --          13,943
                                                   ---------       ---------       ---------       ---------       ---------
     Net property and equipment .............          6,153             265           1,339              --           7,757
                                                   ---------       ---------       ---------       ---------       ---------
Due from (to) affiliates ....................         14,509            (620)             --         (13,889)             --
Investment in subsidiary ....................         16,451             834              --         (17,285)             --
Notes receivable and accrued interest from
  officers ..................................          4,295              --              --              --           4,295
Intangible assets, net of amortization ......         25,507           3,435           3,338              --          32,280
Other assets, net ...........................          5,455              --              27              --           5,482
                                                   ---------       ---------       ---------       ---------       ---------
                                                      66,217           3,649           3,365         (31,174)         42,057
                                                   ---------       ---------       ---------       ---------       ---------
                                                   $ 150,705       $  14,646       $   7,907       $ (31,174)      $ 142,084
                                                   =========       =========       =========       =========       =========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft ..............................      $   3,843       $     410       $      --       $      --       $   4,253
Accounts payable ............................         10,981           1,037           1,523              --          13,541
Accrued payroll and payroll-related expenses.         18,062             618           2,287              --          20,967
Deferred income taxes .......................          2,123             198              --              --           2,321
Current portion of long-term debt ...........          3,000              --              --              --           3,000
Other accrued expenses ......................          4,644              40             415              --           5,099
                                                   ---------       ---------       ---------       ---------       ---------
         Total current liabilities ..........         42,653           2,303           4,225              --          49,181
                                                   ---------       ---------       ---------       ---------       ---------
Long-term liabilities:
Line of Credit ..............................         27,680              --              --              --          27,680
Long-term debt ..............................         47,020              --              --              --          47,020
Other long-term liabilities .................          1,859              --              --              --           1,859
                                                   ---------       ---------       ---------       ---------       ---------
         Total long-term liabilities ........         76,559              --              --              --          76,559
                                                   ---------       ---------       ---------       ---------       ---------

Commitments and Contingencies

Shareholders' equity ........................         31,995          12,343           3,682         (31,174)         16,846
Less treasury shares at cost ................           (502)             --              --              --            (502)
                                                   ---------       ---------       ---------       ---------       ---------
         Total shareholders' equity .........         31,493          12,343           3,682         (31,174)         16,344
                                                   ---------       ---------       ---------       ---------       ---------
                                                   $ 150,705       $  14,646       $   7,907       $ (31,174)      $ 142,084
                                                   =========       =========       =========       =========       =========

             CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)

                                                                                 JUNE 25, 2000
                                                   -------------------------------------------------------------------------
                                                                                  NONGUARANTOR
                                                                   GUARANTOR      SUBSIDIARY -    CONSOLIDATED
                                                    UNICCO        SUBSIDIARIES       UFSCC        ELIMINATIONS       TOTAL
                                                   ---------      ------------    -------------   ------------     ---------
Assets
Current assets:
Cash and cash equivalents ...................      $   2,320       $      13       $      --       $      --       $   2,333
Accounts receivable, less reserve of $3,194           38,387           3,888           6,792              --          49,067
Unbilled receivables ........................         21,278           2,343             946              --          24,567
Intercompany receivable (payable) ...........          2,631           3,578          (6,209)             --              --
Other current assets ........................          5,106              --             573              --           5,679
                                                   ---------       ---------       ---------       ---------       ---------
         Total current assets ...............         69,722           9,822           2,102              --          81,646
                                                   ---------       ---------       ---------       ---------       ---------
Property and equipment, at cost .............         14,624             987           2,623              --          18,234
Less - accumulated depreciation and
  amortization...............................         10,465             873           1,097              --          12,435
                                                   ---------       ---------       ---------       ---------       ---------
     Net property and equipment .............          4,159             114           1,526              --           5,799
                                                   ---------       ---------       ---------       ---------       ---------
Due from (to) affiliates ....................         14,509            (620)             --         (13,889)             --
Investment in subsidiary ....................         15,492             703              --         (16,195)             --
Notes receivable and accrued interest from
  officers ..................................            645              --              --              --             645
Intangible assets, net of amortization ......         28,609           3,815           3,742              --          36,166
Other assets, net ...........................          3,846              --              29              --           3,875
                                                   ---------       ---------       ---------       ---------       ---------
                                                      63,101           3,898           3,771         (30,084)         40,686
                                                   ---------       ---------       ---------       ---------       ---------
                                                   $ 136,982       $  13,834       $   7,399       $ (30,084)      $ 128,131
                                                   =========       =========       =========       =========       =========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft ..............................      $     329       $     399       $   1,869       $      --       $   2,597
Accounts payable ............................          7,168             689           1,109              --           8,966
Accrued payroll and payroll-related expenses.         14,783             656             862              --          16,301
Deferred income taxes .......................          2,145             198              --              --           2,343
Other accrued expenses ......................          6,016              10             407              --           6,433
                                                   ---------       ---------       ---------       ---------       ---------
         Total current liabilities ..........         30,441           1,952           4,247              --          36,640
                                                   ---------       ---------       ---------       ---------       ---------
Long-term liabilities:
Line of Credit ..............................         25,886              --              --              --          25,886
Long-term debt ..............................         50,998              --              --              --          50,998
Other long-term liabilities .................            647              --              --              --             647
                                                   ---------       ---------       ---------       ---------       ---------
         Total long-term liabilities ........         77,531              --              --              --          77,531
                                                   ---------       ---------       ---------       ---------       ---------

Commitments and Contingencies

Shareholders' equity ........................         29,512          11,882           3,152         (30,084)         14,462
Less treasury shares at cost ................           (502)             --              --              --            (502)
                                                   ---------       ---------       ---------       ---------       ---------
         Total shareholders' equity .........         29,010          11,882           3,152         (30,084)         13,960
                                                   ---------       ---------       ---------       ---------       ---------
                                                   $ 136,982       $  13,834       $   7,399       $ (30,084)      $ 128,131
                                                   =========       =========       =========       =========       =========

        CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)


                                                                                 YEAR ENDED JUNE 24, 2001
                                                           -------------------------------------------------------------------
                                                                                     NONGUARANTOR
                                                                      GUARANTOR      SUBSIDIARY -                 CONSOLIDATED
                                                           UNICCO     SUBSIDIARIES      UFSCC       ELIMINATIONS     TOTAL
                                                           -------    ------------   ------------   ------------  ------------
Cash flows relating to operating activities:
  Net income ........................................      $ 4,363       $   461       $   629       $(1,090)      $ 4,363
  Net earnings from equity investment ...............         (959)         (131)           --         1,090            --
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Amortization of intangible assets ...............        3,102           380           297            --         3,779
    Amortization of debt issue costs and
      discount ......................................          234            --            --            --           234
    Depreciation and amortization ...................        1,643            73           319            --         2,035
    Gain on disposals ...............................           (8)           --            --            --            (8)
    Gain on sale of contracts .......................         (440)           --            --            --          (440)
    Deferred taxes ..................................         (135)           (4)           --            --          (139)
    Deferred compensation plan ......................         (218)           --            --            --          (218)

  Changes in assets and liabilities:
    Accounts receivable .............................       (5,455)         (238)        1,292            --        (4,401)
    Unbilled receivables ............................       (3,514)          210        (1,394)           --        (4,698)
    Intercompany receivable (payable) ...............         (508)         (883)        1,425           (34)           --
    Other current assets ............................          490            --            98            --           588
    Other long-term assets ..........................       (1,310)           --            --            --        (1,310)
    Accounts payable ................................        3,813           348           (75)           --         4,086
    Accrued expenses and other current
      liabilities ...................................        1,906            (4)        2,133            --         4,035
    Other long-term liabilities .....................        1,054            --            --            --         1,054
    Other ...........................................           --            --            --            34            34
                                                           -------       -------       -------       -------       -------
      Net cash provided by operating activities .....        4,058           212         4,724            --         8,994
                                                           -------       -------       -------       -------       -------
Cash flows relating to investing activities:
  Proceeds from sale of contracts ...................          440            --            --            --           440
  Purchases of property and equipment, net ..........       (3,762)         (223)         (176)           --        (4,161)
  Proceeds from sale of property and equipment ......          133            --            --            --           133
  Increases in notes receivable and accrued
    interest from officers ..........................       (3,750)           --            --            --        (3,750)
  Payments received for notes receivable and
    accrued interest from officers ..................          100            --            --            --           100
  Increase in cash surrender value of officers'
    life insurance ..................................         (239)           --            --            --          (239)
                                                           -------       -------       -------       -------       -------
      Net cash used in investing activities .........       (7,078)         (223)         (176)           --        (7,477)
                                                           -------       -------       -------       -------       -------

Cash flows relating to financing activities:
  Cash overdraft ....................................        3,515            11        (1,869)           --         1,657
  Proceeds from line of credit ......................        1,794            --            --            --         1,794
  Payments on debt ..................................       (1,000)           --            --            --        (1,000)
  Distributions to shareholders .....................       (1,663)           --            --            --        (1,663)
                                                           -------       -------       -------       -------       -------
      Net cash (used in) provided by financing
        activities ..................................        2,646            11        (1,869)           --           788
                                                           -------       -------       -------       -------       -------

Effect of exchange rate charges on cash and cash
  equivalents .......................................           --            --            49            --            49
                                                           -------       -------       -------       -------       -------

Net (decrease) increase in cash and cash equivalents          (374)           --         2,728            --         2,354
Cash and cash equivalents, beginning of period ......        2,320            13            --            --         2,333
                                                           -------       -------       -------       -------       -------
Cash and cash equivalents, end of period ............      $ 1,946       $    13       $ 2,728       $    --       $ 4,687
                                                           =======       =======       =======       =======       =======

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest ........................................      $ 7,620       $    --       $    84       $    --       $ 7,704
                                                           =======       =======       =======       =======       =======
    Income taxes ....................................      $    66       $   100       $   699       $    --       $   865
                                                           =======       =======       =======       =======       =======

        CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)


                                                                                 YEAR ENDED JUNE 25, 2000
                                                           -----------------------------------------------------------------------
                                                                                       NONGUARANTOR
                                                                         GUARANTOR     SUBSIDIARY -                   CONSOLIDATED
                                                            UNICCO      SUBSIDIARIES      UFSCC        ELIMINATIONS       TOTAL
                                                           --------     ------------   -------------   ------------   ------------
Cash flows relating to operating activities:
  Net income ........................................      $  3,474       $    580       $    158       $   (738)      $  3,474
  Net earnings from equity investment ...............          (704)           (34)            --            738             --
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Amortization of intangible assets ...............         3,247            386            306             --          3,939
    Amortization of debt issue costs and discount ...           290             --             --             --            290
    Depreciation and amortization ...................         1,726             83            380             --          2,189
    Extraordinary loss on debt, net of tax ..........           897             --             --             --            897
    Gain on disposals ...............................           (88)            (6)            --             --            (94)
    Deferred compensation plan ......................            44             --             --             --             44
    Deferred income taxes ...........................           139             43             --             --            182
    Forgiveness of notes receivable from officer ....            72             --             --             --             72

  Changes in assets and liabilities:
    Accounts receivable .............................           907           (111)        (1,133)            --           (337)
    Unbilled receivables ............................         1,974           (560)          (829)            --            585
    Intercompany receivable (payable) ...............            63            (95)            88            (56)            --
    Other current assets ............................          (852)            62            213             --           (577)
    Other long-term assets ..........................          (465)            --              9             --           (456)
    Accounts payable ................................         1,282           (371)           443             --          1,354
    Accrued expenses and other current liabilities ..           (71)            --         (2,593)            --         (2,664)
    Other long-term liabilities .....................           487             --             --             --            487
    Other ...........................................             1             (1)            --             56             56
                                                           --------       --------       --------       --------       --------
      Net cash provided by (used in) operating
        activities ..................................        12,423            (24)        (2,958)            --          9,441
                                                           --------       --------       --------       --------       --------

Cash flows relating to investing activities:
  Proceeds from sale of contracts ...................         4,050             --             --             --          4,050
  Purchases of property and equipment, net ..........        (2,594)          (100)          (119)            --         (2,813)
  Proceeds from sale of property and equipment ......           164              7             --             --            171
  Payments received for notes receivable and
    accrued interest from officers ..................           565             --             --             --            565
  Increase in cash surrender value of officers'
    life insurance ..................................          (100)            --             --             --           (100)
                                                           --------       --------       --------       --------       --------
      Net cash provided by (used in) investing
        activities ..................................         2,085            (93)          (119)            --          1,873
                                                           --------       --------       --------       --------       --------

Cash flows relating to financing activities:
  Cash overdraft ....................................           329            117          1,869            282          2,597
  Proceeds from line of credit ......................        25,886             --             --             --         25,886
  Debt prepayments plus accrued interest ............       (59,044)            --             --             --        (59,044)
  Distributions to shareholders .....................        (3,361)            --             --             --         (3,361)
                                                           --------       --------       --------       --------       --------
      Net cash (used in) provided by financing
        activities ..................................       (36,190)           117          1,869            282        (33,922)
                                                           --------       --------       --------       --------       --------

Effect of exchange rate charges on cash and cash
  equivalents .......................................            --             --              3             --              3
                                                           --------       --------       --------       --------       --------

Net (decrease) increase in cash and cash equivalents        (21,682)            --         (1,205)           282        (22,605)
Cash and cash equivalents, beginning of period ......        24,002             13          1,205           (282)        24,938
                                                           --------       --------       --------       --------       --------
Cash and cash equivalents, end of period ............      $  2,320       $     13       $     --       $     --       $  2,333
                                                           ========       ========       ========       ========       ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest ........................................      $ 10,377       $     --       $     --       $     --       $ 10,377
                                                           ========       ========       ========       ========       ========
    Income taxes ....................................      $    147       $    191       $    714       $     --       $  1,052
                                                           ========       ========       ========       ========       ========

        CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)

                                                                                 YEAR ENDED JUNE 27, 1999
                                                           -----------------------------------------------------------------------
                                                                                       NONGUARANTOR
                                                                         GUARANTOR     SUBSIDIARY -                   CONSOLIDATED
                                                            UNICCO      SUBSIDIARIES      UFSCC        ELIMINATIONS      TOTAL
                                                           --------     ------------   ------------    ------------   ------------
Cash flows relating to operating activities:
  Net income ........................................      $  8,331       $  7,857       $    444       $ (8,301)      $  8,331
  Net earnings from equity investment ...............        (8,208)           (93)            --          8,301             --
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Amortization of intangible assets ...............         3,619            688            270             --          4,577
    Amortization of debt issue costs and discount ...           500             --             --             --            500
    Depreciation and amortization ...................         1,879            114            467             --          2,460
    Gain on disposals ...............................            (9)            --             (1)            --            (10)
    Gain on sale of discontinued operations .........            --         (4,082)            --             --         (4,082)
    Deferred income taxes ...........................          (223)           (75)            --             --           (298)
    Forgiveness of notes receivable from officer ....            72             --             --             --             72

  Changes in assets and liabilities:
    Accounts receivable .............................         1,037          1,422         (2,373)            --             86
    Unbilled receivables ............................         1,517            629             56             --          2,202
    Intercompany receivable (payable) ...............         1,974         (6,249)         4,142            133             --
    Other current assets ............................        (2,154)            90           (252)            --         (2,316)
    Other long-term assets ..........................           (97)            --            (18)            --           (115)
    Accounts payable ................................         2,203             55            911             --          3,169
    Accrued expenses and other current liabilities ..          (703)            10          1,265             --            572
    Other long-term liabilities .....................          (194)            --             --             --           (194)
    Other ...........................................           287           (287)            --           (133)          (133)
                                                           --------       --------       --------       --------       --------
      Net cash provided by operating activities .....         9,831             79          4,911             --         14,821
                                                           --------       --------       --------       --------       --------
Cash flows relating to investing activities:
  Acquisition, including working capital of $308 ....            89             --         (4,526)            --         (4,437)
  Proceeds from sale of discontinued operations .....        12,000             --             --             --         12,000
  Purchases of property and equipment, net ..........        (2,059)           (74)          (177)            --         (2,310)
  Proceeds from sale of property and equipment ......            79             --              5             --             84
  Increase in notes receivable and accrued
    interest from officers ..........................          (735)            --             --             --           (735)
  Increase in cash surrender value of officers'
    life insurance ..................................          (205)            --             --             --           (205)
                                                           --------       --------       --------       --------       --------
      Net cash provided by (used in) investing
        activities ..................................         9,169            (74)        (4,698)            --          4,397
                                                             ------       --------       --------       --------       --------

Cash flows relating to financing activities:
  Cash overdraft ....................................          (671)          (292)            --            963             --
  Distributions to shareholders .....................        (3,432)            --             --             --         (3,432)
  Payments received for notes receivable from
    stock sales .....................................            16             --             --             --             16
                                                           --------       --------       --------       --------       --------
      Net cash used in financing activities .........        (4,087)          (292)            --            963         (3,416)
                                                           --------       --------       --------       --------       --------

Effect of exchange rate charges on cash and cash
  equivalents .......................................            --             --            (15)            --            (15)
                                                           --------       --------       --------       --------       --------

Net increase (decrease) in cash and cash equivalents         14,913           (287)           198            963         15,787
Cash and cash equivalents, beginning of period ......         9,089            300          1,007         (1,245)         9,151
                                                           --------       --------       --------       --------       --------
Cash and cash equivalents, end of period ............      $ 24,002       $     13       $  1,205       $   (282)      $ 24,938
                                                           ========       ========       ========       ========       ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest ........................................      $ 11,069       $     --       $     --       $     --       $ 11,069
                                                           ========       ========       ========       ========       ========
    Income taxes ....................................      $    280       $    173       $    354       $     --       $    807
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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF TRUSTEES

     UNICCO is a Massachusetts business trust and, as such, has a Board of Trustees that serves a function similar to that of the board of directors of a corporation. The Trustees serve for an indefinite term. The Company's Trustees and executive officers are as follows:

TRUSTEES AND EXECUTIVE OFFICERS

     NAME                     POSITION
     ----                     --------
     Steven C. Kletjian       Chief Executive Officer and Chairman of the Board
                              of Trustees
     Richard J. Kletjian      Vice Chairman of the Board of Trustees
     Robert P. Kletjian       Vice President and Vice Chairman of the Board
                              of Trustees
     George A. Keches         President, Chief Operating Officer, Chief
                              Financial Officer and Treasurer
     Sharkay Kletjian         Trustee
     Bruce Charboneau         Vice President and General Manager - Commercial
                              Division
     John C. Feitor           Senior Vice President - Operations
     George R. Lohnes         Vice President - Marketing
     Jeffrey P. Peterson      Vice President - Information Technology/Shared
                              Services
     Joseph J. Tinney, Jr.    Vice President and General Manager - Industrial
                              Division

ADVISORY BOARD

     During fiscal 1998, the Company established an Advisory Board made up of non-employee and non-shareholder independent advisors with whom senior management consults on a periodic basis. The members of the Advisory Board are as follows:

    NAME                     POSITION
    ----                     --------
    Dr. Gregory Adamian (3)  Former President, Bentley College
    Anton Bernard (Ton)
    Funke Kupper (2)         Former President, HODON-GROUP
    Leonard Lynch (1) (2)    Retired Partner, Arthur Andersen LLP
    Anthony Pucillo          President, Siemens Center of E-Excellence for
                             the Americas, Vice President of Siemens Corporation
    Mitchell Reese (3)       Partner, LRI Holdings LLC
    Harvey Wagner (2)        Executive Vice President and Chief Financial
                             Officer, Luxcore Networks, Inc.

(1) Chairman, Advisory Board
(2) Member of Audit Committee
(3) Member of Compensation Committee

BIOGRAPHICAL INFORMATION

     Set forth on the following pages is additional biographical information regarding each of the persons listed in the tables above.

TRUSTEES AND EXECUTIVE OFFICERS

     STEVEN C. KLETJIAN, CHAIRMAN AND CHIEF EXECUTIVE OFFICER Steven Kletjian, 57, has been Chairman and Chief Executive Officer of the Company since 1969. He has over 33 years of service with the Company. He has served as a Trustee since the Company's reorganization as a business trust in 1988, and had served as a director of the Company's corporate predecessor.

     RICHARD J. KLETJIAN, VICE CHAIRMAN Richard Kletjian, 54, has been Vice Chairman of the Company since 1993 and served as President for six years prior to 1993. From 1992 to 1993, he was also general manager of the Mid-Atlantic Division, and was general manager of the Commercial Division from 1990 to 1992. He has over 30 years of service with the Company. He has served as a Trustee since 1988, and had served as a director of the Company's corporate predecessor.

     ROBERT P. KLETJIAN, VICE PRESIDENT AND VICE CHAIRMAN Robert Kletjian, 51, has been Vice Chairman of the Company since 1993 and was Vice President and general manager of the Corporate and Education Division from 1990 to 1993. Prior to 1990, Mr. Kletjian managed the Company's Hartford operations. He has over 27 years of service with the Company. He has served as a Trustee since 1988, and had served as a director of the Company's corporate predecessor.

     GEORGE A. KECHES, PRESIDENT, CHIEF OPERATING OFFICER, CHIEF FINANCIAL OFFICER AND TREASURER Mr. Keches, 44, has served as President and Chief Operating Officer since August 2001. Mr. Keches continues to serve as Chief Financial Officer and Treasurer, positions he has held with the Company since 1994. Mr. Keches joined the Company in 1991 having previously held management positions at The Westwood Group, Inc. and Arthur Andersen & Co. Mr. Keches is a Certified Public Accountant.

     SHARKAY KLETJIAN, TRUSTEE Ms. Kletjian, 81, co-founded the Company in 1949. She served as a director of the Company's corporate predecessor, and has served as a Trustee since 1988. Until 1997, she also served as Treasurer of the Company.

     BRUCE L. CHARBONEAU, VICE PRESIDENT AND GENERAL MANAGER - COMMERCIAL DIVISION Mr. Charboneau, 59, joined the Company in 1994. Prior to joining the Company, Mr. Charboneau served as President of the Eastern Region of National Cleaning, Inc., another facilities services firm. He has over 30 years of experience in the facilities services industry.

     JOHN C. FEITOR, SENIOR VICE PRESIDENT - OPERATIONS Mr. Feitor, 56, has worked for the Company since 1970. He has held various positions including Area Manager and Vice President of Operations. He was promoted to Senior Vice President - Operations in 1996.

     GEORGE R. LOHNES, VICE PRESIDENT - MARKETING Mr. Lohnes, 44, joined the Company in 2000 having previously held various marketing and strategy management positions. Most recently he was Director, Marketing & Business Development (North America) for Johnson Controls, an automotive systems and facility management and control company. Prior to that, he served as Director, Strategic Planning for Groupe Bull, an international computer manufacturer and service company.

     JEFFREY P. PETERSON, VICE PRESIDENT - INFORMATION TECHNOLOGY/SHARED SERVICES Mr. Peterson, 42, joined the Company in September 1998. Prior to that, he held several managerial positions with Arthur Andersen LLP, most recently as Managing Director for Internal Systems in the Arthur Andersen Technology Solutions (AATS) group. Mr. Peterson was with Arthur Andersen for 17 years prior to joining UNICCO.

     JOSEPH J. TINNEY, JR., VICE PRESIDENT AND GENERAL MANAGER - INDUSTRIAL DIVISION Mr. Tinney, 44, joined the Company in June 1996 as a result of the Ogden acquisition. Prior to assuming his current role in December of 1999, Mr. Tinney held a variety of senior management positions including Vice President of the Company's Business Development efforts. Mr. Tinney had served in Ogden's Facilities Services Division as Director of National Sales from 1987 until 1996.

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

     ANTON BERNARD (TON) FUNKE KUPPER Mr. Funke Kupper, 72, is retired President/CEO of HODON-GROUP (currently known as ABILIS International), a multinational facility service company which is a market leader in the Netherlands, Belgium and France, where he worked from 1959 to 1989. Mr. Funke Kupper served as a board member of the U.S.A. Building Service Contractors Association from 1985 to 1989, President of the World Federation of Building Service Contractors from 1980 to 1982 and President of the Dutch Association of Building Service Contractors from 1970 to 1983.

     LEONARD LYNCH Mr. Lynch, 64, is a retired partner of Arthur Andersen LLP where he served as the Director of the Audit and Business Advisory Practice in the Boston and Southern California offices. He currently serves as a consultant to the firm. Mr. Lynch has also served as a past trustee of the New England Aquarium, member of the Advisory Board of the Heritage Plantation and a member of Town Hall of Los Angeles.

     ANTHONY PUCILLO Mr. Pucillo, 44, is President of the Siemens Center of E-Excellence for the Americas and a Vice President of Siemens Corporation, the US subsidiary of Siemens AG, a global 50 electrical and engineering company based in Germany. Prior to his current responsibility, Mr. Pucillo served for five years as the President of OSRAMSYLVANIA LTD, the Canadian subsidiary of OSRAMSYLVANIA Inc, also a Siemens company.

     MITCHELL REESE Mr. Reese, 42, is a partner and founder of LRI Holdings, LLC, a private investment firm. Prior to founding LRI, he was a Managing Director of The Carlyle Group, where he was responsible for the operations of Carlyle Venture Partners, L.P., a $250 million fund established to pursue venture-oriented investments. Prior to joining The Carlyle Group, Mr. Reese was employed for seven years by Morgan Keegan Inc., an investment banking firm, as President of its venture capital division and co-head of its investment banking group. Prior thereto, Mr. Reese was a Vice President in the mergers and acquisitions department of Alex. Brown & Sons Incorporated.

     HARVEY WAGNER Mr. Wagner, 60, serves as the Executive Vice President and Chief Financial Officer of Luxcore Networks, Inc. From December, 1999 to May, 2001 he served as Executive Vice President Finance, Chief Financial Officer and Secretary of Paysys International, Inc. From May 1998 to September 1999, he served as the Executive Vice President, Finance and Administration and Chief Financial Officer at Premiere Technologies, Inc. From June 1994 to April 1998, Mr. Wagner was the Senior Vice President of Finance, Chief Financial Officer and Treasurer of Scientific-Atlanta, Inc. From September 1989 to April 1994, Mr. Wagner was Vice President of Finance and Chief Financial Officer of Computervision Corporation. Mr. Wagner is a founding Board Member and President of the Wellness Community-Atlanta and sits on the Executive Advisory Board of the Wharton School of the University of Pennsylvania. Mr. Wagner also sits on the Boards of several private companies.

ITEM 11. EXECUTIVE COMPENSATION

     The following Summary Compensation Table sets forth information concerning the compensation paid or accrued by the Company with respect to the Company's Chief Executive Officer and certain other persons who served as executive officers of the Company during the fiscal year ended June 24, 2001.

                                                           ANNUAL                                   LONG-TERM
                                                        COMPENSATION                              COMPENSATION
                                           -------------------------------------------     ---------------------------
                                                                                           SHARES
                                                                          OTHER ANNUAL    UNDERLYING    ALL OTHER
NAME AND PRINCIPAL POSITION                  SALARY         BONUS (1)     COMPENSATION     OPTIONS    COMPENSATION (4)
---------------------------                ---------       ----------     ------------    ----------  ----------------
Steven C. Kletjian...........        2001  $ 811,200       $ 200,000      $  93,000(2)       --        $  103,000
  Chief Executive Officer            2000    794,000         200,000         69,000(2)       --           113,000
  and Chairman                       1999    750,000         200,000         62,000(2)       --           108,000

Richard J. Kletjian..........        2001    398,000              --         48,000          --            75,000
  Vice Chairman                      2000    390,000              --         43,000          --            75,000
                                     1999    368,000              --         37,000          --            72,000

Robert P. Kletjian...........        2001    398,000              --         21,000          --            61,000
  Vice President and Vice            2000    390,000              --         35,000          --            61,000
  Chairman                           1999    368,000              --         23,000          --            55,000

George A. Keches.............        2001    234,000          90,000         30,000          --            12,000
  President, Chief Operating         2000    229,000          80,000        121,000(3)       --             7,000
  Officer,  Chief Financial          1999    216,000          70,000         87,000(3)       --             4,000
  Officer and Treasurer

Bruce Charboneau.............        2001    232,000          85,000         12,000          --            11,000
  Vice President and General         2000    209,000          70,000         11,000          --            12,000
  Manager -- Commercial              1999    200,000          54,000         10,000          --             7,000
  Division

----------

(1) Bonus amounts in each fiscal year represent payment of bonus earned in the prior fiscal year.

(2)  Includes $63,000, $41,000 and $40,000 in fiscal 2001, 2000 and 1999, respectively, representing taxable fringe benefit associated with personal use of Company-provided transportation.

(3) Includes forgiveness of indebtedness of $72,000 in fiscal 2000 and fiscal 1999, respectively, representing a portion of the indebtedness incurred in connection with the purchase of 27 non-voting common shares of the Company.

(4) Includes premiums paid by the Company for life insurance for the designated officer and matching contributions by the Company to the executives' 401(k) and deferred compensation plans.

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


                                   NUMBER OF  PERCENTAGE OF  PERCENTAGE OF
SHAREHOLDER                         SHARES        CLASS      VOTING POWER
-----------                        ---------  -------------  -------------
Steven C. Kletjian.............      510          48.4%         51.0%
Richard J. Kletjian............      245          23.2          24.5
Robert P. Kletjian.............      245          23.2          24.5
John C. Feitor.................       27(1)        2.6            --
George A. Keches...............       27(1)        2.6            --
                                   -----         -----         -----
                                   1,054         100.0%        100.0%
                                   =====         =====         =====
----------
(1)  Non-voting shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A component of the Company's operating expenses consists of insurance premiums for workers' compensation and general liability insurance. In May 1995, the Company's shareholders organized Ashmont Insurance Company, Limited ("Ashmont"), as a captive insurance company. Ashmont is incorporated in the Cayman Islands. Premiums for workers' compensation and general liability insurance are paid by the Company to a commercial insurance carrier. After deducting pre-determined fees for administration, claims processing and taxes, the carrier remits the net premiums to Ashmont pursuant to a re-insurance agreement. Ashmont, as re-insurer, then reimburses the carrier for insurance losses paid on a monthly basis. Net insurance premiums received by Ashmont pursuant to this arrangement aggregated $10.0 million for fiscal 2001. Workers' compensation insurance premiums are based on statutory rates within the states that the Company operates, adjusted for the Company's claims experience; accordingly, management believes that these insurance premiums are consistent with the premiums that would be paid for comparable insurance coverage obtained on an arm's length basis.

     The Company holds notes receivable aggregating approximately $4.1 million from five of its officer/shareholders consisting primarily of $3.75 million in notes which bear interest at the prime rate and are payable in full on March 15, 2004. The remaining notes receivable from officers/shareholders bear interest at the applicable federal rate (5.75% at June 24, 2001). All notes receivables are classified as long-term as the Company does not expect to collect the majority of these notes within the next year. Interest receivable related to these notes was approximately $241,000 and $241,000 at June 24, 2001 and June 25, 2000, respectively.

     The Company leases certain office space, through November 2005, from an affiliated company. Lease expense related to this lease was $68,700, $57,000 and $57,000 for fiscal 2001, 2000 and 1999, respectively. Approximate future minimum lease payments under this agreement for fiscal 2002 through fiscal year 2006 are $73,450, $73,450, $73,450, and $73,450, $30,600. Such amounts are included in
Note 9.

     On September 30, 1998, the Company entered into an agreement to lease certain equipment from an affiliate. The monthly payments were $90,000 and the lease was terminated in August 2001. Total annual payments made by the Company under this lease were $1,080,000 in both fiscal 2001 and 2000.

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

10.9(f) Stock Purchase Agreement for the Acquisition of UNICCO Security Services, Inc. dated as of October 26, 1998 with Argenbright Security, Inc.

10.10(d)       First Amendment to Stock Purchase Agreement dated as of December
               11, 1998

10.11(g)       UNICCO Service Company Deferred Compensation Plan

10.12(b) Fourth Amendment dated as of May 31, 2000 to Amended and Restated Revolving Credit Agreement.

10.13(h) Fifth Amendment dated as of December 21, 2000 to Amended and Restated Revolving Credit Agreement

10.14(h) Sixth Amendment dated as of September 24, 2001 to Amended and Restated Revolving Credit Agreement

21.1(d)        Subsidiaries of the Registrant

23.1(h)        Consent of PricewaterhouseCoopers LLP

----------

(a) Incorporated by reference to the Company's Form S-4 Registration Statement declared effective by the Commission on February 6, 1998 (File No. 333-42407).

(b) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended June 25, 2000.

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

(h)  Filed herewith.

(d) - Financial statement schedules

           SCHEDULE I -VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                            YEAR ENDED JUNE 24, 2001
                            ------------------------


                                                    CHARGED TO
                                      BEGINNING       COSTS          DEDUCTIONS/
        DESCRIPTION                    BALANCE     AND EXPENSES      ADJUSTMENTS      ENDING BALANCE
        -----------                   ---------    ------------      -----------      --------------
Allowance for doubtful accounts        $ 3,194       $ 1,283          $(1,262)          $ 3,215
                                       =======       =======          =======           =======


                            YEAR ENDED JUNE 25, 2000
                            ------------------------

                                                    CHARGED TO
                                      BEGINNING       COSTS          DEDUCTIONS/
        DESCRIPTION                    BALANCE     AND EXPENSES      ADJUSTMENTS      ENDING BALANCE
        -----------                   ---------    ------------      -----------      --------------
Allowance for doubtful accounts       $  2,467      $  1,420           $ (693)          $ 3,194
                                      ========      ========           ======           =======


                            YEAR ENDED JUNE 27, 1999
                            ------------------------


                                                    CHARGED TO
                                      BEGINNING       COSTS          DEDUCTIONS/
        DESCRIPTION                    BALANCE     AND EXPENSES      ADJUSTMENTS      ENDING BALANCE
        -----------                   ---------    ------------      -----------      --------------
Allowance for doubtful accounts       $  2,010       $   998          $  (541)          $ 2,467
                                      ========       =======          =======           =======

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         UNICCO SERVICE COMPANY


Dated: September 21, 2001                By: /s/ Steven C. Kletjian
                                            -----------------------------------
                                             Steven C. Kletjian
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     /s/ Steven C. Kletjian           Chief Executive Officer            September 21, 2001
-----------------------------------   and Chairman of the
     Steven C. Kletjian               Board of Trustees (Principal
                                      Executive Officer)


     /s/ George A. Keches             President and Chief                September 21, 2001
-----------------------------------   Operating Officer
     George A. Keches                 and Treasurer (Principal
                                      Financial and Accounting
                                      Officer)


     /s/ Richard J. Kletjian          Trustee                            September 21, 2001
-----------------------------------
     Richard J. Kletjian


     /s/ Robert P. Kletjian           Trustee                            September 21, 2001
-----------------------------------
     Robert P. Kletjian


     /s/ Sharkay Kletjian             Trustee                            September 21, 2001
-----------------------------------
     Sharkay Kletjian
