Form 10-Q
period 2001-09-23
UNICCO SERVICE CO
filed 2001-11-07
CIK 1050011

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 23, 2001               COMMISSION FILE
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

                             UNICCO SERVICE COMPANY

                                    FORM 10-Q

                        QUARTER ENDED SEPTEMBER 23, 2001

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.   Financial Information

ITEM 1.   Financial Statements:

               Condensed Consolidated Statements of Operations for the
               three months ended September 23, 2001 and September 24,
               2000 (unaudited)                                              3

               Condensed Consolidated Balance Sheets at September 23,
               2001 (unaudited) and June 24, 2001                            4

               Condensed Consolidated Statements of Cash Flows for the
               three months ended September 23, 2001 and September 24,
               2000 (unaudited)                                              5

               Notes to Condensed Consolidated Financial Statements          6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         13

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk        15

PART II.  Other Information                                                 16

          Signatures                                                        17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             UNICCO SERVICE COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                         THREE MONTHS ENDED
                                                   -----------------------------
                                                   SEPTEMBER 23,   SEPTEMBER 24,
                                                       2001            2000
                                                   -------------   -------------

Service revenues ...............................     $ 146,988       $ 138,874

Cost of service revenues .......................       131,135         123,116
                                                     ---------       ---------

   Gross profit ................................        15,853          15,758

Selling, general and administrative expenses ...        10,695          11,059

Amortization of intangible assets ..............           723             946
                                                     ---------       ---------

   Operating income ............................         4,435           3,753

Interest income ................................             9              33

Interest expense ...............................        (1,787)         (1,893)
                                                     ---------       ---------

   Income from operations before income
     taxes .....................................         2,657           1,893

Provision for income taxes .....................           305             372
                                                     ---------       ---------

Net income .....................................     $   2,352       $   1,521
                                                     =========       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 SEPTEMBER 23,    JUNE 24,
                                                                     2001          2001
                                                                 -------------   ---------
                                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents .................................      $   2,043     $   4,687
  Accounts receivable, less reserves of $3,022 and $3,215 ...         62,931        53,290
  Unbilled receivables ......................................         29,501        29,219
  Other current assets ......................................          6,533         5,074
                                                                   ---------     ---------
      Total current assets ..................................        101,008        92,270
                                                                   ---------     ---------

Property and equipment, at cost .............................         22,085        21,700
  Less - accumulated depreciation and amortization ..........         14,419        13,943
                                                                   ---------     ---------
                                                                       7,666         7,757
                                                                   ---------     ---------

Notes receivable and accrued interest from officers .........          4,292         4,295
Intangible assets, net of amortization ......................         31,458        32,280
Other assets, net ...........................................          5,428         5,482
                                                                   ---------     ---------

                                                                      41,178        42,057
                                                                   ---------     ---------
                                                                   $ 149,852     $ 142,084
                                                                   =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdraft ............................................      $   7,505     $   4,253
  Accounts payable ..........................................         12,604        13,541
  Accrued payroll and payroll-related expenses ..............         21,230        20,967
  Deferred income taxes .....................................          2,317         2,321
  Current portion of long-term debt .........................          2,750         3,000
  Other accrued expenses ....................................          6,371         5,099
                                                                   ---------     ---------
      Total current liabilities .............................         52,777        49,181
                                                                   ---------     ---------

Long-term liabilities:
  Line of credit ............................................         30,057        27,680
  Long-term debt, less current portion ......................         47,026        47,020
  Other long-term liabilities ...............................          1,876         1,859
                                                                   ---------     ---------
      Total long-term liabilities ...........................         78,959        76,559
                                                                   ---------     ---------
Commitments and Contingencies

Shareholders' equity:
  Common shares .............................................            378           378
  Retained earnings .........................................         19,086        16,934
  Accumulated other comprehensive income ....................           (846)         (466)
                                                                   ---------     ---------
                                                                      18,618        16,846
Less:
Treasury shares at cost .....................................           (502)         (502)
                                                                   ---------     ---------
      Total shareholders' equity ............................         18,116        16,344
                                                                   ---------     ---------
                                                                   $ 149,852     $ 142,084
                                                                   =========     =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                               THREE MONTHS ENDED
                                                          ----------------------------
                                                          SEPTEMBER 23,  SEPTEMBER 24,
                                                              2001           2000
                                                          -------------  -------------

Cash flows relating to operating activities:
    Net income ..........................................    $ 2,352        $ 1,521
    Adjustments to reconcile net income
        to net cash used in operating activities:
        Amortization of intangible assets ...............        723            946
        Amortization of debt issue costs and discount ...         58             58
        Depreciation and amortization ...................        523            477
        Loss on disposals ...............................         --             (7)
        Deferred compensation plan ......................       (260)            (8)

    Changes in assets and liabilities:
        Accounts receivable .............................     (9,845)        (8,999)
        Unbilled receivables ............................       (329)        (2,816)
        Other current assets ............................     (1,477)         1,346
        Other long-term assets ..........................         --           (294)
        Accounts payable ................................     (1,032)           520
        Accrued expenses and other current liabilities ..      1,615            771
        Other long-term liabilities .....................         17            592
        Other ...........................................        365            115
                                                             -------        -------
        Net cash used in operating activities ...........     (7,290)        (5,778)
                                                             -------        -------

Cash flows relating to investing activities:
    Purchases of property and equipment, net ............       (473)        (1,032)
    Proceeds from sale of property and equipment ........         --             28
    Payments received for notes receivable from
      officers, net .....................................          3            100
                                                             -------        -------
        Net cash used in investing activities ...........       (470)          (904)
                                                             -------        -------

Cash flows relating to financing activities:
    Cash overdraft ......................................      3,252          4,977
    Net proceeds from line of credit ....................      2,377          3,335
    Payments of debt ....................................       (250)          (250)
    Distributions to shareholders .......................       (200)          (200)
                                                             -------        -------
        Net cash provided by financing activities .......      5,179          7,862
                                                             -------        -------

Effect of exchange rate changes on cash and cash
  equivalents ...........................................       (63)            (1)
                                                            -------        -------

Net (decrease) increase in cash and cash equivalents ....     (2,644)         1,179

Cash and cash equivalents, beginning of period ..........      4,687          2,333
                                                             -------        -------

Cash and cash equivalents, end of period ................    $ 2,043        $ 3,512
                                                             =======        =======


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 23, 2001

(1) INTERIM FINANCIAL STATEMENTS

These condensed consolidated financial statements include the accounts of UNICCO Service Company ("UNICCO" or the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position of the Company and its subsidiaries at September 23, 2001 and the results of their operations and cash flows for the three month periods ended September 23, 2001 and September 24, 2000, respectively.

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as allowed by Regulation S-X, Article
10. Results for any interim period are not necessarily indicative of results to be anticipated for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended June 24, 2001 in its Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

(2) COMPREHENSIVE INCOME

The components of comprehensive income for the three-month periods ended September 23, 2001 and September 24, 2000 are set forth below:

                                                             (UNAUDITED)
                                                             IN THOUSANDS
                                            -------------------------------------------
                                             FOR THE THREE MONTHS  FOR THE THREE MONTHS
                                             ENDED SEPTEMBER 23,   ENDED SEPTEMBER 24,
                                                     2001                  2000
                                            ---------------------  --------------------
Net income                                         $ 2,352                $ 1,521
Other comprehensive income-
   Foreign currency translation adjustment            (120)                   (53)
   Marketable securities                              (260)                    (8)
                                                   -------                -------

Comprehensive income                               $ 1,972                $ 1,460
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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - (IN THOUSANDS)

                                                       FOR THE THREE MONTHS ENDED SEPTEMBER 23, 2001 (UNAUDITED)
                                                ----------------------------------------------------------------------
                                                                             NONGUARANTOR
                                                               GUARANTOR      SUBSIDIARY-                 CONSOLIDATED
                                                  UNICCO      SUBSIDIARIES      UFSCC      ELIMINATIONS       TOTAL
                                                ---------     ------------   ------------  ------------   ------------
Service revenues ..........................     $ 127,293      $   7,675      $  12,020      $      --      $ 146,988
Cost of service revenues ..................       113,141          6,872         11,122             --        131,135
                                                ---------      ---------      ---------      ---------      ---------
  Gross profit ............................        14,152            803            898             --         15,853
Selling, general and administrative
  expenses ................................         9,994            340            361             --         10,695
Amortization of intangible assets .........           574             76             73             --            723
                                                ---------      ---------      ---------      ---------      ---------
  Operating income ........................         3,584            387            464             --          4,435
Interest income ...........................             9             --             --             --              9
Interest expense ..........................        (1,518)          (137)          (132)            --         (1,787)
                                                ---------      ---------      ---------      ---------      ---------
Income from operations before income
  taxes ...................................         2,075            250            332             --          2,657
Provision for income taxes ................            95             46            164             --            305
                                                ---------      ---------      ---------      ---------      ---------
Income from operations before equity in
  net earnings of subsidiaries ............         1,980            204            168             --          2,352
Equity in net earnings of subsidiaries ....           372             35             --           (407)            --
                                                ---------      ---------      ---------      ---------      ---------

Net income ................................     $   2,352      $     239      $     168      $    (407)     $   2,352
                                                =========      =========      =========      =========      =========


                                                      FOR THE THREE MONTHS ENDED SEPTEMBER 24, 2000 (UNAUDITED)
                                                ----------------------------------------------------------------------
                                                                             NONGUARANTOR
                                                               GUARANTOR      SUBSIDIARY-                 CONSOLIDATED
                                                  UNICCO      SUBSIDIARIES      UFSCC      ELIMINATIONS       TOTAL
                                                ---------     ------------   ------------  ------------   ------------

Service revenues ..........................     $ 116,106      $   8,845      $  13,923      $      --      $ 138,874
Cost of service revenues ..................       102,396          8,087         12,633             --        123,116
                                                ---------      ---------      ---------      ---------      ---------
  Gross profit ............................        13,710            758          1,290             --         15,758
Selling, general and administrative
  expenses ................................        10,191            313            555             --         11,059
Amortization of intangible assets .........           775             95             76             --            946
                                                ---------      ---------      ---------      ---------      ---------
  Operating income ........................         2,744            350            659             --          3,753
Interest income ...........................            17             --             16             --             33
Interest expense ..........................        (1,607)          (137)          (149)            --         (1,893)
                                                ---------      ---------      ---------      ---------      ---------
Income from operations before income
  taxes ...................................         1,154            213            526             --          1,893
Provision for income taxes ................            70             40            262             --            372
                                                ---------      ---------      ---------      ---------      ---------
Income from operations before equity in
  net earnings of subsidiaries ............         1,084            173            264             --          1,521
Equity in net earnings of subsidiaries ....           437             55             --           (492)            --
                                                ---------      ---------      ---------      ---------      ---------

Net income ................................     $   1,521      $     228      $     264      $    (492)     $   1,521
                                                =========      =========      =========      =========      =========


CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)

                                                                           SEPTEMBER 23, 2001 (UNAUDITED)
                                                     ----------------------------------------------------------------------
                                                                                  NONGUARANTOR
                                                                    GUARANTOR      SUBSIDIARY-                 CONSOLIDATED
                                                       UNICCO      SUBSIDIARIES      UFSCC      ELIMINATIONS       TOTAL
                                                     ---------     ------------   ------------  ------------   ------------
Assets
Current assets:
Cash and cash equivalents .....................      $   1,259      $      13      $     771      $      --      $   2,043
Accounts receivable, less reserve of $3,022 ...         51,785          4,425          6,721             --         62,931
Unbilled receivables ..........................         25,534          2,023          1,944             --         29,501
Intercompany receivable (payable) .............          1,749          4,713         (6,462)            --             --
Other current assets ..........................          5,934             24            575             --          6,533
                                                     ---------      ---------      ---------      ---------      ---------
         Total current assets .................         86,261         11,198          3,549             --        101,008
                                                     ---------      ---------      ---------      ---------      ---------
Property and equipment, at cost ...............         18,151          1,210          2,724             --         22,085
Less-accumulated depreciation and
  amortization ................................         12,053            967          1,399             --         14,419
                                                     ---------      ---------      ---------      ---------      ---------
    Net property and equipment ................          6,098            243          1,325             --          7,666
                                                     ---------      ---------      ---------      ---------      ---------
Due from (to) affiliates ......................         14,509           (620)            --        (13,889)            --
Investment in subsidiary ......................         16,823            869             --        (17,692)            --
Notes receivable and accrued interest from
  officers ....................................          4,292             --             --             --          4,292
Intangible assets, net of amortization ........         24,934          3,360          3,164             --         31,458
Other assets, net .............................          5,402             --             26             --          5,428
                                                     ---------      ---------      ---------      ---------      ---------
                                                        65,960          3,609          3,190        (31,581)        41,178
                                                     ---------      ---------      ---------      ---------      ---------
                                                     $ 158,319      $  15,050      $   8,064      $ (31,581)     $ 149,852
                                                     =========      =========      =========      =========      =========
Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft ................................      $   7,075      $     430      $      --      $      --      $   7,505
Accounts payable ..............................          9,994          1,073          1,537             --         12,604
Accrued payroll and payroll-related expenses ..         18,158            725          2,347             --         21,230
Deferred income taxes .........................          2,123            194             --             --          2,317
Current portion of long-term debt .............          2,750             --             --             --          2,750
Other accrued expenses ........................          5,876             46            449             --          6,371
                                                     ---------      ---------      ---------      ---------      ---------
         Total current liabilities ............         45,976          2,468          4,333             --         52,777
                                                     ---------      ---------      ---------      ---------      ---------
Long-term liabilities:
Line of credit ................................         30,057             --             --             --         30,057
Long-term debt, less current portion ..........         47,026             --             --             --         47,026
Other long-term liabilities ...................          1,876             --             --             --          1,876
                                                     ---------      ---------      ---------      ---------      ---------
         Total long-term liabilities ..........         78,959             --             --             --         78,959
                                                     ---------      ---------      ---------      ---------      ---------

Commitments and Contingencies
Shareholders' equity ..........................         33,886         12,582          3,731        (31,581)        18,618
Less treasury shares at cost ..................           (502)            --             --             --           (502)
                                                     ---------      ---------      ---------      ---------      ---------
         Total shareholders' equity ...........         33,384         12,582          3,731        (31,581)        18,116
                                                     ---------      ---------      ---------      ---------      ---------
                                                     $ 158,319      $  15,050      $   8,064      $ (31,581)     $ 149,852
                                                     =========      =========      =========      =========      =========

CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)

                                                                                JUNE 24, 2001
                                                    ----------------------------------------------------------------------
                                                                                 NONGUARANTOR
                                                                   GUARANTOR      SUBSIDIARY-                 CONSOLIDATED
                                                      UNICCO      SUBSIDIARIES      UFSCC      ELIMINATIONS       TOTAL
                                                    ---------     ------------   ------------  ------------   ------------
Assets
Current assets:
Cash and cash equivalents ......................    $   1,946      $      13      $   2,728      $      --      $   4,687
Accounts receivable, less reserve of $3,215 ....       43,842          4,127          5,321             --         53,290
Unbilled receivables ...........................       24,792          2,133          2,294             --         29,219
Intercompany receivable (payable) ..............        3,139          4,459         (7,598)            --             --
Other current assets ...........................        4,616             --            458             --          5,074
                                                    ---------      ---------      ---------      ---------      ---------
         Total current assets ..................       78,335         10,732          3,203             --         92,270
                                                    ---------      ---------      ---------      ---------      ---------
Property and equipment, at cost ................       17,774          1,211          2,715             --         21,700
Less-accumulated depreciation and
  amortization .................................       11,621            946          1,376             --         13,943
                                                    ---------      ---------      ---------      ---------      ---------
     Net property and equipment ................        6,153            265          1,339             --          7,757
                                                    ---------      ---------      ---------      ---------      ---------
Due from (to) affiliates .......................       14,509           (620)            --        (13,889)            --
Investment in subsidiary .......................       16,451            834             --        (17,285)            --
Notes receivable and accrued interest from
  officers .....................................        4,295             --             --             --          4,295
Intangible assets, net of amortization .........       25,507          3,435          3,338             --         32,280
Other assets, net ..............................        5,455             --             27             --          5,482
                                                    ---------      ---------      ---------      ---------      ---------
                                                       66,217          3,649          3,365        (31,174)        42,057
                                                    ---------      ---------      ---------      ---------      ---------
                                                    $ 150,705      $  14,646      $   7,907      $ (31,174)     $ 142,084
                                                    =========      =========      =========      =========      =========
Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft .................................    $   3,843      $     410      $      --      $      --      $   4,253
Accounts payable ...............................       10,981          1,037          1,523             --         13,541
Accrued payroll and payroll-related expenses ...       18,062            618          2,287             --         20,967
Deferred income taxes ..........................        2,123            198             --             --          2,321
Current portion of long-term debt ..............        3,000             --             --             --          3,000
Other accrued expenses .........................        4,644             40            415             --          5,099
                                                    ---------      ---------      ---------      ---------      ---------
         Total current liabilities .............       42,653          2,303          4,225             --         49,181
                                                    ---------      ---------      ---------      ---------      ---------
Long-term liabilities:
Line of credit .................................       27,680             --             --             --         27,680
Long-term debt .................................       47,020             --             --             --         47,020
Other long-term liabilities ....................        1,859             --             --             --          1,859
                                                    ---------      ---------      ---------      ---------      ---------
         Total long-term liabilities ...........       76,559             --             --             --         76,559
                                                    ---------      ---------      ---------      ---------      ---------

Commitments and Contingencies

Shareholders' equity ...........................       31,995         12,343          3,682        (31,174)        16,846
Less treasury shares at cost ...................         (502)            --             --             --           (502)
                                                    ---------      ---------      ---------      ---------      ---------
         Total shareholders' equity ............       31,493         12,343          3,682        (31,174)        16,344
                                                    ---------      ---------      ---------      ---------      ---------
                                                    $ 150,705      $  14,646      $   7,907      $ (31,174)     $ 142,084
                                                    =========      =========      =========      =========      =========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)

                                                                THREE MONTHS ENDED SEPTEMBER 23, 2001 (UNAUDITED)
                                                     ----------------------------------------------------------------------
                                                                                  NONGUARANTOR
                                                                    GUARANTOR      SUBSIDIARY-                 CONSOLIDATED
                                                       UNICCO      SUBSIDIARIES      UFSCC      ELIMINATIONS       TOTAL
                                                     ---------     ------------   ------------  ------------   ------------
Cash flows relating to operating activities:
  Net income ....................................    $   2,352      $     239      $     168           (407)     $   2,352
  Net earnings from equity investment ...........         (372)           (35)            --            407             --
  Adjustments to reconcile net income
    to net cash used in operating activities:
    Amortization of intangible assets ...........          574             76             73             --            723
    Amortization of debt issue costs and
      discount ..................................           58             --             --             --             58
    Depreciation and amortization ...............          436             21             66             --            523
    Loss on disposals ...........................           --             --             --             --             --
    Deferred compensation plan ..................         (260)            --             --             --           (260)

    Changes in assets and liabilities:
      Accounts receivable .......................       (7,944)          (298)        (1,603)            --         (9,845)
      Unbilled receivables ......................         (742)           110            303             --           (329)
      Intercompany receivable (payable) .........        1,390           (254)          (771)          (365)            --
      Other current assets ......................       (1,320)           (24)          (133)            --         (1,477)
      Other long-term assets ....................           --             --             --             --             --
      Accounts payable ..........................         (986)            35            (81)            --         (1,032)
      Accrued expenses and other current
        liabilities .............................        1,328            110            177             --          1,615
      Other long-term liabilities ...............           17             --             --             --             17
      Other .....................................           --             --             --            365            365
                                                     ---------      ---------      ---------      ---------      ---------
    Net cash used in  operating activities ......       (5,469)           (20)        (1,801)            --         (7,290)
                                                     ---------      ---------      ---------      ---------      ---------

Cash flows relating to investing activities:

  Purchase of property and equipment, net .......         (380)            --            (93)            --           (473)
  Payments received for notes receivable from
    officers, net ...............................            3             --             --             --              3
                                                     ---------      ---------      ---------      ---------      ---------
    Net cash used in investing activities .......         (377)            --            (93)            --           (470)
                                                     ---------      ---------      ---------      ---------      ---------

Cash flows relating to financing activities:
  Cash overdraft ................................        3,232             20             --             --          3,252
  Net proceeds from line of credit ..............        2,377             --             --             --          2,377
  Payment on debt ...............................         (250)            --             --             --           (250)
  Distribution to shareholders ..................         (200)            --             --             --           (200)
                                                     ---------      ---------      ---------      ---------      ---------
    Net cash provided by financing activities ...        5,159             20             --             --          5,179
                                                     ---------      ---------      ---------      ---------      ---------

Effect of exchange rate changes on cash and
  cash equivalents ..............................           --             --            (63)            --            (63)
                                                     ---------      ---------      ---------      ---------      ---------
Net decrease in cash and cash equivalents .......         (687)            --         (1,957)            --         (2,644)
Cash and cash equivalents, beginning of period ..        1,946             13          2,728             --          4,687
                                                     ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period ........    $   1,259      $      13      $     771      $      --      $   2,043
                                                     =========      =========      =========      =========      =========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)

                                                                 THREE MONTHS ENDED SEPTEMBER 24, 2000 (UNAUDITED)
                                                      ----------------------------------------------------------------------
                                                                                   NONGUARANTOR
                                                                     GUARANTOR      SUBSIDIARY-                 CONSOLIDATED
                                                        UNICCO      SUBSIDIARIES      UFSCC      ELIMINATIONS       TOTAL
                                                      ---------     ------------   ------------  ------------   ------------
Cash flows relating to operating activities:
  Net income ....................................     $   1,521      $     228      $     264           (492)     $   1,521
  Net earnings from equity investment ...........          (437)           (55)            --            492             --
  Adjustments to reconcile net income
    to net cash used in operating activities:
    Amortization of intangible assets ...........           775             95             76             --            946
    Amortization of debt issue costs and
      discount ..................................            58             --             --             --             58
    Depreciation and amortization ...............           388             13             76             --            477
    Loss on disposals ...........................            (7)            --             --             --             (7)
    Deferred compensation plan ..................            (8)            --             --             --             (8)

    Changes in assets and liabilities:
      Accounts receivable .......................        (7,789)          (783)          (427)            --         (8,999)
      Unbilled receivables ......................        (1,454)          (656)          (706)            --         (2,816)
      Intercompany receivable (payable) .........        (2,796)         1,017          1,894           (115)            --
      Other current assets ......................         1,215              1            130             --          1,346
      Other long-term assets ....................          (294)            --             --             --           (294)
      Accounts payable ..........................           361            (28)           187             --            520
      Accrued expenses and other current
        liabilities .............................        (1,020)           105          1,686             --            771
      Other long-term liabilities ...............           592             --             --             --            592
      Other .....................................            --             --             --            115            115
                                                      ---------      ---------      ---------      ---------      ---------
    Net cash (used in) provided by operating
      activities ................................        (8,895)           (63)         3,180             --         (5,778)
                                                      ---------      ---------      ---------      ---------      ---------

Cash flows relating to investing activities:
  Purchase of property and equipment, net .......          (960)            (9)           (63)            --         (1,032)
  Proceeds from sale of property and equipment ..            28             --             --             --             28
  Payments received for notes receivable from
    officers, net ...............................           100             --             --             --            100
                                                      ---------      ---------      ---------      ---------      ---------
    Net cash used in investing activities .......          (832)            (9)           (63)            --           (904)
                                                      ---------      ---------      ---------      ---------      ---------

Cash flows relating to financing activities:
  Cash overdraft ................................         6,774             72         (1,869)            --          4,977
  Net proceeds from line of credit ..............         3,335             --             --             --          3,335
  Payment on debt ...............................          (250)            --             --             --           (250)
  Distribution to shareholders ..................          (200)            --             --             --           (200)
                                                      ---------      ---------      ---------      ---------      ---------
    Net cash provided by (used in) financing
      activities ................................         9,659             72         (1,869)            --          7,862
                                                      ---------      ---------      ---------      ---------      ---------

Effect of exchange rate changes on cash and
  cash equivalents ..............................            --             --             (1)            --             (1)
                                                      ---------      ---------      ---------      ---------      ---------
Net (decrease) increase in cash and cash
  equivalents ...................................           (68)            --          1,247             --          1,179
Cash and cash equivalents, beginning of period ..         2,320             13             --             --          2,333
                                                      ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period ........     $   2,252      $      13      $   1,247      $      --      $   3,512
                                                      =========      =========      =========      =========      =========

(4) LITIGATION

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

     On August 1, 2001, the Equal Employment Opportunity Commission ("EEOC") issued probable cause findings against the Company in connection with a joint investigation (which included the Massachusetts Attorney General ("AG") and the Massachusetts Commission Against Discrimination ("MCAD")) of certain sexual harassment claims filed by seven former employees. The agencies allege "pattern and practice" sexual harassment violations by the Company. The EEOC is seeking monetary and affirmative relief from the Company. Although the Company strongly disagrees with the agencies' findings, it has joined with EEOC, MCAD and the AG in a collective effort toward conciliation of this matter. By law, this conciliation must occur prior to the filing of any litigation. This dispute concerns only the Company's janitorial operations in Massachusetts.

(5) ACCOUNTING DEVELOPMENTS

     The results for the quarter ended September 23, 2001 include the effect of adopting Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which resulted in a $0.2 million pre-tax reduction in expenses (also $0.2 million net of tax). SFAS No. 142 provides that goodwill is no longer amortized. Goodwill must be tested for impairment on at least an annual basis and within six months of the adoption of SFAS 142. The $0.2 million pre-tax reduction of amortization expense recognized this quarter represents amortization of goodwill that arose from a prior acquisition and is no longer amortized.

     The following table reflects consolidated results adjusted as though adoption of SFAS No. 142 occurred as of the beginning of the three month period ended September 24, 2000:

                                                (UNAUDITED)
                                                IN THOUSANDS
                             ---------------------------------------------------
                               FOR THE THREE MONTHS       FOR THE THREE MONTHS
                             ENDED SEPTEMBER 23, 2001   ENDED SEPTEMBER 24, 2000
                             ------------------------   ------------------------
Net income:

As reported                          $ 2,352                     $ 1,521
Goodwill amortization                     --                         208
                                     -------                     -------
As adjusted                          $ 2,352                     $ 1,729
                                     =======                     =======


     The following table reflects the components of intangible assets as of September 23, 2001:

                                                  (UNAUDITED)
                                                  IN THOUSANDS
                               -------------------------------------------------
                               GROSS CARRYING AMOUNT    ACCUMULATED AMORTIZATION
                               ---------------------    ------------------------
Amortized intangible assets:
   Capitalized contracts             $40,167                     $17,011


     Adjusted amortization expense for the three months ended September 23, 2001 was $723,000. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

                                   (UNAUDITED)
                                   IN THOUSANDS
                                   ------------
Fiscal Year:
2002                                 $ 2,738
2003                                   2,584
2004                                   2,584
2005                                   2,584
2006                                   2,584

     The carrying value of the Company's goodwill is approximately $8.3 million at September 23, 2001. There have been no changes in this carrying amount since June 24, 2001. The Company has completed its impairment testing of goodwill as of September 23, 2001. Based on the results of this testing, management does not believe that the Company's goodwill is impaired.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets", which supersedes SFAS 121 and Accounting Principles Board Opinion No. 30 and establishes a single accounting model for the disposal of long-lived assets. As of September 23, 2001, this standard has no effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 23, 2001 AND SEPTEMBER 24,
2000

     REVENUES Revenues for the first quarter of fiscal 2002, which ended September 23, 2001, were $147.0 million compared to $138.9 million for the first quarter of fiscal 2001, which ended September 24, 2000, an increase of $8.1 million or 5.8%. This change was primarily attributable to an increase in the Commercial Division's revenue of $10.9 million, partially offset by a decrease in the Industrial Division's revenue of $2.8 million. A major contributor to the increase in the Commercial Division's revenue was the increase in the scope of work with an existing customer which resulted in an additional $9.0 million in revenues compared with the same period in the prior year. This increase was partially offset by reductions with other existing customers and lost contracts slightly outpacing additional services performed under new and existing contracts. The decrease in the Industrial Division's revenue was primarily the result the cancellation of a contract with a major customer in the second quarter of fiscal 2001 as a result of the customer's decision to decentralize facility related-purchasing decisions. The Industrial Division also experienced some reductions in revenues from another major customer due to the impact of the slowing economy. These decreases were partially offset by increases in revenues under new and existing contracts outpacing decreases in revenues due to reductions with existing customers and lost contracts.

     COST OF REVENUES Cost of revenues for the first quarter of fiscal 2002 were $131.1 million, or 89.2% of revenues, compared to $123.1 million, or 88.7% of revenues, for the first quarter of fiscal 2001. The increase in cost of revenues was primarily the result of salary increases effective July 1, 2001 and increases in the Company's workers' compensation and general liability insurance premiums.

     During the first quarter of fiscal 2002, the Company experienced some reductions in revenues and gross profit due to the impact of the slowing U.S. economy on certain of its customers. Although to date these reductions in the scope of services for such customers have not had a material impact on profitability, management believes that a sustained economic decline could adversely impact the Company's profitability.

     The Company's operations were not directly affected by the terrorist attacks that occurred in the United States on September 11, 2001. The Company has no contracts in New York City. However, the Company is unable to predict the long-term impact, if any, of these events on its operations.

     GROSS PROFIT As a result of the foregoing, gross profit for the first quarter of fiscal 2002 was $15.9 million, or 10.8% of revenues, compared to $15.8 million, which was 11.3% of revenues, for the comparable period in fiscal 2001.

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

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the first quarter of fiscal 2002 were $10.7 million, or 7.3% of revenues, compared to $11.1 million, or 8.0% of revenues, for the first quarter of fiscal 2001. The decrease was primarily the result of the following: a $0.5 million decrease in professional fees (which was primarily the result of non-recurring consulting fees incurred in fiscal 2001 in connection with the implementation of the Company's shared service center), a decrease of $0.2 million in expenses related to recruiting fees for executive personnel and a $0.1 million decrease in travel and entertainment expense. These decreases were partially offset by a $0.5 million net increase in payroll and payroll-related expenses comprised of an increase of $0.7 million due to headcount and salary increases that were partially offset by a decrease of $0.2 million related to a decline in the liability associated with the Company's deferred compensation plan. The Company also had an increase of $0.1 million in expense related to its receivable with its Canadian subsidiary as a result of changes in the exchange rate.

     AMORTIZATION OF INTANGIBLE ASSETS Amortization expense was $0.7 million in the first quarter of fiscal 2002 and $0.9 million in the first quarter of fiscal 2001. The decrease in amortization expense is primarily the result of the adoption SFAS 142, which provides that goodwill is no longer amortized. (See
Note 5 of the Notes to Condensed Consolidated Financial Statements).

    INCOME FROM OPERATIONS As a result of the foregoing, income from operations for the first quarter of fiscal 2002 was $4.4 million, or 3.0% of revenues, compared to $3.8 million, or 2.7% of revenues for the first quarter of fiscal 2001.

     EBITDA As a result of the foregoing, EBITDA for the first quarter of fiscal 2002 was $5.7 million, or 3.9% of revenues, compared to $5.2 million, or 3.7% of revenues, for the first quarter of fiscal 2001. EBITDA is defined as income from continuing operations before provision for income taxes, interest expense, interest income and depreciation and amortization. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment; (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles; (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

     INTEREST EXPENSE Interest expense for the first quarter of fiscal 2002 was $1.8 million, or 1.2% of revenues, compared to $1.9 million, or 1.4% of revenues, for the first quarter of fiscal 2001. The decrease in interest expense is the result of principal payments, which reduced the Company's subordinated indebtedness and a decrease in interest rates applicable to the Company's revolving credit facility.

     INCOME TAXES Provision for income taxes for the first quarter of fiscal 2002 was $0.3 million, or 11.5% of income before provision for income taxes, compared to $0.4 million, or 19.7% of income before provision for income taxes, for the first quarter of fiscal 2001. The lower effective tax rate in the first quarter of fiscal 2002 resulted primarily from a smaller profit contributions by the Company's Canadian subsidiary, which is taxed at a higher effective rate.

     NET INCOME As a result of the foregoing, net income for the first quarter of fiscal 2002 was $2.4 million, or 1.6% of revenues, compared to net income of $1.5 million, or 1.1% of revenues, for the first quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended September 23, 2001, the Company's cash balance decreased by $2.6 million, comprised of $7.3 million of net cash used in operating activities, and $0.5 million of net cash used in investing activities, partially offset by $5.2 million of net cash provided by financing activities.

     Cash used in operating activities was primarily the result of an increase in accounts receivable and unbilled receivables of $9.9 million and $0.3 million, respectively. The increase in accounts receivable was primarily the result of a reduction in cash collections in the weeks following the events of September 11, 2001. The Company's cash collections have returned to normal levels in the second quarter of fiscal 2002. Also contributing to the cash used in operating activities was the increase in other current assets of $1.5 million and a decrease in accounts payable of $1.0 million. The increase in other current assets was primarily the result of a prepaid insurance premium of $1.0 million. The decrease in cash was partially offset by increases of $3.7 million related to net income adjusted for non-cash items such as amortization, amortization of debt issue costs and discount, as well as an increase in accrued expenses and other current liabilities of $1.6 million.

     Cash used in investing activities was primarily the result of capital expenditures of $0.5 million.

     Financing activities included a $3.3 million increase in the cash overdraft as well as $2.4 million in additional proceeds drawn under the revolving credit facility. During the quarter, the Company made a $250,000 payment of principal on the Company's subordinated indebtedness and a shareholder distribution of $200,000. The Company repaid the $2.75 million balance of a Subordinated Promissory Note subsequent to September 23, 2001.

     Capital expenditures were $0.5 million and $1.0 million, respectively, for the three-month periods ended September 2001 and 2000. The Company's operations do not generally require material investment in capital assets. The Company does not expect that its capital expenditure requirements will increase materially during the next 12 months.

     The Company is a party to a revolving credit facility (the "Credit Facility") under which the Company may borrow up to $55.0 million for acquisitions, working capital and general corporate purposes, subject to certain conditions. Cash borrowings under the Credit Facility were $30.1 million as of September 23, 2001. The Credit Facility and the Indenture governing the Company's Senior Subordinated Notes (the "Notes") due 2007 and the terms of the Company's other subordinated indebtedness include certain financial and operating covenants which, among other things, restrict the ability of the Company to incur additional indebtedness, make investments and take other actions. The Company was in compliance with all covenants as of September 23, 2001. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors.

     The Company's principal capital requirements are to service the Company's indebtedness, for working capital, to fund acquisitions and, to a lesser extent, to fund capital expenditures. As of September 23, 2001, the Company had outstanding cash borrowings of $30.1 million under the Credit Facility, as well as outstanding letters of credit of $18.6 million. An increase in accounts receivable balances and related days sales outstanding necessitated a higher level of cash borrowings during the first quarter of fiscal 2002. The increase in receivables was directly attributable to a slowdown in cash collections due to the events of September 11, 2001. Availability under the Credit Facility was $6.3 million as of September 23, 2001. The Company believes that its cash flow from operations, together with its borrowing capacity under the Credit Facility, will be sufficient to meet such requirements as they now exist.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information provided below updates that which was previously presented in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the Company's Form 10-K for the fiscal year ended June 24, 2001.

     The Company is subject to market risks arising from changes in interest rates and foreign currency exchange rates. The Company's primary interest rate exposure results from changes in LIBOR and the prime rate which are used to determine the applicable interest rates under the Credit Facility. The Company had $30.1 million in cash borrowings under the Credit Facility as of September 23, 2001. These funds were borrowed under two rates: (i) $25.0 million was borrowed at LIBOR plus 2.25% (5.75% as of September 23, 2001) and (ii) the remaining outstanding balance was borrowed at the prime rate plus 0.75% (6.75% as of September 23, 2001). Given a stable principal amount, the Company's potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all variable rate obligations would be approximately $0.3 million.

     At September 23, 2001, the Company had additional outstanding indebtedness that consisted of $47.2 million of Senior Subordinated Notes and $2.75 million under a Subordinated Promissory Note with fixed interest rates of 9.875% and 14.0%, respectively. The Subordinated Promissory Note was paid in full during the second quarter of fiscal 2002. Fluctuations in interest rates will not affect the interest payable on the Senior Subordinated Notes or Subordinated Promissory Note, which is fixed.

     The Company also has some exposure to foreign currency exchange rate fluctuations for the cash flows received from its foreign affiliate. This risk is mitigated by the fact that the affiliate operates in Canada and operations are conducted in their local currency. Currently, the Company does not engage in any foreign currency hedging activities, as it does not believe that its foreign currency exchange rate risk is material.

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

ITEM 5.   OTHER INFORMATION

          The Company has scheduled a conference call to discuss its third quarter and year-to-date financial results. Interested parties may access the conference call as follows:

               Date:                    November 8, 2001
               Time:                    11:00 AM Eastern Standard Time
               Dial-in-Number:          (800) 547-5078
               Access Code:             611101
               Replay Number:           (800) 475-6701
                    Access Code:        611101
                    Available From:     November 8, 2001 at 2:15 PM to November
                                        15, 2001 at 11:59 PM

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


                                UNICCO SERVICE COMPANY
                                ------------------------------------------------
                                Registrant


November 7, 2001                By: /s/ Steven C. Kletjian
                                    --------------------------------------------
                                    Steven C. Kletjian
                                    Chief Executive Officer
                                    (Principal Executive Officer)


November 7, 2001                By: /s/ George A. Keches
                                    --------------------------------------------
                                    George A. Keches, President, Chief
                                    Operating Officer and Treasurer
                                    (Principal Financial and Accounting Officer)