Form 10-Q
period 2001-12-23
UNICCO SERVICE CO
filed 2002-02-20
CIK 1050011

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

FOR THE QUARTERLY PERIOD ENDED DECEMBER 23, 2001                COMMISSION FILE
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

                             UNICCO SERVICE COMPANY

                                    FORM 10-Q

                         QUARTER ENDED DECEMBER 23, 2001

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.   Financial Information

ITEM 1.   Financial Statements:

               Condensed Consolidated Statements of Income for the            3
               three months and six months ended December 23, 2001 and December 24, 2000 (unaudited)

               Condensed Consolidated Balance Sheets at December 23,          4
               2001 (unaudited) and June 24, 2001

               Condensed Consolidated Statements of Cash Flows for the        5
               six months ended December 23, 2001 and December 24,
               2000 (unaudited)

               Notes to Condensed Consolidated Financial Statements           6

ITEM 2.   Management's Discussion and Analysis of Financial Condition        13
          and Results of Operations

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk         17

PART II.  Other Information                                                  17

          Signatures                                                         19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             UNICCO SERVICE COMPANY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                 (IN THOUSANDS)

                                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                                     ----------------------------    ----------------------------
                                                     DECEMBER 23,    DECEMBER 24,    DECEMBER 23,    DECEMBER 24,
                                                         2001            2000            2001            2000
                                                     ------------    ------------    ------------    ------------

Service revenues ...............................      $ 150,576       $ 147,524       $ 297,564       $ 286,398

Cost of service revenues .......................        135,151         131,367         266,286         254,483
                                                      ---------       ---------       ---------       ---------

   Gross profit ................................         15,425          16,157          31,278          31,915

Selling, general and administrative expenses ...         11,616          10,771          22,311          21,830

Amortization of intangible assets ..............            721             945           1,444           1,891
                                                      ---------       ---------       ---------       ---------

   Operating income ............................          3,088           4,441           7,523           8,194

Interest income ................................             15              28              24              61

Interest expense ...............................         (1,819)         (2,036)         (3,606)         (3,929)

Other income ...................................            364             440             364             440
                                                      ---------       ---------       ---------       ---------

   Income from operations before income taxes ..          1,648           2,873           4,305           4,766

Provision for income taxes .....................            205             416             510             788
                                                      ---------       ---------       ---------       ---------

Net income .....................................      $   1,443       $   2,457       $   3,795       $   3,978
                                                      =========       =========       =========       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   DECEMBER 23,     JUNE 24,
                                                                       2001           2001
                                                                   ------------     ---------
                                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ..................................      $   4,939       $   4,687
  Accounts receivable, less reserves of $3,148 and $3,215 ....         60,200          53,290
  Unbilled receivables .......................................         29,974          29,219
  Other current assets .......................................          5,455           5,074
                                                                    ---------       ---------
      Total current assets ...................................        100,568          92,270
                                                                    ---------       ---------

Property and equipment, at cost ..............................         22,380          21,700
  Less - accumulated depreciation and amortization ...........         14,928          13,943
                                                                    ---------       ---------
                                                                        7,452           7,757
                                                                    ---------       ---------

Notes receivable and accrued interest from officers ..........          4,991           4,295
Intangible assets, net of amortization .......................         30,709          32,280
Other assets, net ............................................          5,976           5,482
                                                                    ---------       ---------
                                                                       41,676          42,057
                                                                    ---------       ---------
                                                                    $ 149,696       $ 142,084
                                                                    =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdraft .............................................      $   7,467       $   4,253
  Accounts payable ...........................................         17,246          13,541
  Accrued payroll and payroll-related expenses ...............         18,319          20,967
  Deferred income taxes ......................................          2,317           2,321
  Current portion of line of credit ..........................         29,800              --
  Current portion of long-term debt ..........................             --           3,000
  Other accrued expenses .....................................          6,069           5,099
                                                                    ---------       ---------
      Total current liabilities ..............................         81,218          49,181
                                                                    ---------       ---------

Long-term liabilities:
  Line of credit .............................................             --          27,680
  Long-term debt .............................................         47,031          47,020
  Other long-term liabilities ................................          2,305           1,859
                                                                    ---------       ---------
      Total long-term liabilities ............................         49,336          76,559
                                                                    ---------       ---------

Commitments and Contingencies

Shareholders' equity:
  Common shares ..............................................            378             378
  Retained earnings ..........................................         19,957          16,934
  Accumulated other comprehensive income .....................           (691)           (466)
                                                                    ---------       ---------
                                                                       19,644          16,846

Less:
Treasury shares at cost ......................................           (502)           (502)
                                                                    ---------       ---------
     Total shareholders' equity ..............................         19,142          16,344
                                                                    ---------       ---------
                                                                    $ 149,696       $ 142,084
                                                                    =========       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                     ----------------------------
                                                                     DECEMBER 23,    DECEMBER 24,
                                                                         2001            2000
                                                                     ------------    ------------

Cash flows relating to operating activities:
    Net income ..................................................      $  3,795       $  3,978
    Adjustments to reconcile net income to net cash
       provided by operating activities:
        Amortization of intangible assets .......................         1,444          1,891
        Amortization of debt issue costs and discount ...........           117            116
        Depreciation and amortization ...........................         1,075            984
        Loss on disposals .......................................           (12)            (9)
        Deferred compensation plan ..............................           (74)          (139)
        Other income ............................................          (364)          (440)

    Changes in assets and liabilities:
        Accounts receivable .....................................        (7,150)       (10,061)
        Unbilled receivables ....................................          (825)          (848)
        Other current assets ....................................           (36)           660
        Other long-term assets ..................................          (601)          (397)
        Accounts payable ........................................         3,763          2,416
        Accrued expenses and other current liabilities ..........        (1,548)         2,187
        Other long-term liabilities .............................           446            593
        Other ...................................................           288            173
                                                                       --------       --------

        Net cash provided by operating activities ...............           318          1,104
                                                                       --------       --------

Cash flows relating to investing activities:
    Purchases of property and equipment, net ....................          (845)        (1,511)
    Proceeds from sale of property and equipment ................            36            116
    Proceeds from sale of contracts .............................            --            440
    Payments (made) received for notes receivable from officers..          (696)           100
                                                                       --------       --------
        Net cash used in investing activities ...................        (1,505)          (855)
                                                                       --------       --------

Cash flows relating to financing activities:
    Cash overdraft ..............................................         3,213          2,464
    Proceeds from line of credit ................................         2,120            751
    Debt repayment ..............................................        (3,000)          (500)
    Distributions to shareholders ...............................          (772)        (1,263)
                                                                       --------       --------
        Net cash provided by financing activities ...............         1,561          1,452
                                                                       --------       --------

Effect of exchange rate changes on cash and cash equivalents ....          (122)            19
                                                                       --------       --------

Net increase in cash and cash equivalents .......................           252          1,720

Cash and cash equivalents, beginning of period ..................         4,687          2,333
                                                                       --------       --------

Cash and cash equivalents, end of period ........................      $  4,939       $  4,053
                                                                       ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 23, 2001

(1)  INTERIM FINANCIAL STATEMENTS

These condensed consolidated financial statements include the accounts of UNICCO Service Company ("UNICCO" or the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position of the Company and its subsidiaries at December 23, 2001 and the results of their operations and their cash flows for the three and six month periods ended December 23, 2001 and December 24, 2000, respectively.

Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted as allowed by Regulation S-X, Article
10. Results for any interim period are not necessarily indicative of results to be anticipated for a full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended June 24, 2001 included in its Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

(2)  OTHER INCOME

     In December 2001, the Company received 15,082 shares of Prudential Life Insurance Company common stock following its demutualization. The value of the shares received was $455,000 based on the closing price of the stock on the date it was received. The Company determined that 80% of the shares received were the property of the Company. The value of the remainder of the shares will be distributed to the Company's employees according to applicable regulations. During the second quarter of fiscal 2002, the Company recorded a gain of $364,000 for its portion of the value of the shares received.

     In October 2000, the Company received $440,000 of the potential $450,000 of contingent purchase price related to the sale, effective December 31, 1999, of certain janitorial contracts. In the quarter ended December 24, 2000, the Company recorded a gain on sale of assets for the full amount received.

(3)  COMPREHENSIVE INCOME

     The components of comprehensive income for the three-month and six-month periods ended December 23, 2001 and December 24, 2000 are set forth below:

                                                                  (UNAUDITED)
                                                                  IN THOUSANDS
                                            -------------------------------------------------------
                                            FOR THE THREE  FOR THE THREE FOR THE SIX   FOR THE SIX
                                            MONTHS ENDED   MONTHS ENDED  MONTHS ENDED  MONTHS ENDED
                                            DECEMBER 23,   DECEMBER 24,  DECEMBER 23,  DECEMBER 24,
                                                2001           2000          2001         2000
                                            -------------  ------------- ------------  ------------

Net income .................................   $ 1,443       $ 2,457       $ 3,795       $ 3,978
Other comprehensive income-
  Foreign currency translation adjustment ..       (31)          (32)         (151)          (85)
  Marketable securities ....................       186          (131)          (74)         (139)
                                               -------       -------       -------       -------

Comprehensive income .......................   $ 1,598       $ 2,294       $ 3,570       $ 3,754
                                               =======       =======       =======       =======

(4)  ACCOUNTING DEVELOPMENTS

     The results for the quarter and six-months ended December 23, 2001 include the effect of adopting Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which resulted in a $0.2 million and $0.4 million reduction in expenses, respectively (also $0.2 and $0.4 million net of tax, respectively). SFAS No. 142 provides that goodwill is no longer amortized. Goodwill must be tested for impairment on at least an annual basis and within six months of the adoption of SFAS 142. The reductions of amortization expense recognized this year represents the amount of amortization of goodwill that arose from a prior acquisition and is no longer amortized.

     The following table reflects consolidated results adjusted as though adoption of SFAS No. 142 occurred as of the beginning of the three- and six-month periods ended December 24, 2000:

                                             (UNAUDITED)
                                             IN THOUSANDS
                       --------------------------------------------------------
                         FOR THE        FOR THE       FOR THE        FOR THE
                       THREE MONTHS   THREE MONTHS   SIX MONTHS     SIX MONTHS
                          ENDED          ENDED         ENDED          ENDED
                       DECEMBER 23,   DECEMBER 24,  DECEMBER 23,   DECEMBER 24,
                           2001           2000          2001           2000
                       ------------   ------------  ------------   ------------

Net Income:

As reported:             $1,443         $2,457         $3,795         $3,978
Goodwill amortization        --            208             --            416
                         ------         ------         ------         ------
As adjusted              $1,443         $2,665         $3,795         $4,394
                         ======         ======         ======         ======


     The following table reflects the components of intangible assets as of December 23, 2001:

                                                   (UNAUDITED)
                                                  IN THOUSANDS
                                ------------------------------------------------
                                GROSS CARRYING AMOUNT   ACCUMULATED AMORTIZATION
                                ---------------------   ------------------------
Amortized intangible assets:
     Capitalized contracts          $40,129                      $17,732

     Adjusted amortization expense for the three- and six-month periods ended December 23, 2001 was $721,000 and $1,444,000, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

                                   (UNAUDITED)
                                  IN THOUSANDS
                                  ------------
Fiscal Year:
2002                                $ 2,738
2003                                  2,584
2004                                  2,584
2005                                  2,584
2006                                  2,584

     The carrying value of the Company's goodwill was approximately $8.3 million at December 23, 2001. There have been no changes in this carrying amount since June 24, 2001. The Company completed its impairment testing of goodwill upon adoption of this Standard, concluding that its goodwill is not impaired. Management believes that the Company's goodwill balance as of December 23, 2001 was properly valued.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - (IN THOUSANDS)

                                                          FOR THE THREE MONTHS ENDED DECEMBER 23, 2001 (UNAUDITED)
                                                   -------------------------------------------------------------------
                                                                              NONGUARANTOR
                                                                  GUARANTOR    SUBSIDIARY                 CONSOLIDATED
                                                     UNICCO     SUBSIDIARIES     UFSCC      ELIMINATIONS     TOTAL
                                                   ---------    ------------  ------------  ------------  ------------

Service revenues ..............................    $ 130,466     $   7,920     $  12,190     $      --     $ 150,576
Cost of service revenues ......................      116,562         7,248        11,341            --       135,151
                                                   ---------     ---------     ---------     ---------     ---------
  Gross profit ................................       13,904           672           849            --        15,425
Selling, general and administrative expenses ..       10,698           424           494            --        11,616
Amortization of intangible assets .............          574            76            71            --           721
                                                   ---------     ---------     ---------     ---------     ---------
  Operating income ............................        2,632           172           284            --         3,088
Interest income ...............................           15            --            --            --            15
Interest expense ..............................       (1,577)         (137)         (105)           --        (1,819)
Other income ..................................          364            --            --            --           364
                                                   ---------     ---------     ---------     ---------     ---------
Income before provision for income taxes ......        1,434            35           179            --         1,648
Provision for income taxes ....................           83            28            94            --           205
                                                   ---------     ---------     ---------     ---------     ---------
Income before equity in net earnings of
subsidiaries ..................................        1,351             7            85            --         1,443
Equity in net earnings of subsidiaries ........           92            18            --          (110)           --
                                                   ---------     ---------     ---------     ---------     ---------
Net income ....................................    $   1,443     $      25     $      85     $    (110)    $   1,443
                                                   =========     =========     =========     =========     =========


                                                         FOR THE THREE MONTHS ENDED DECEMBER 24, 2000 (UNAUDITED)
                                                   -------------------------------------------------------------------
                                                                              NONGUARANTOR
                                                                  GUARANTOR    SUBSIDIARY                 CONSOLIDATED
                                                     UNICCO     SUBSIDIARIES     UFSCC      ELIMINATIONS     TOTAL
                                                   ---------    ------------  ------------  ------------  ------------

Service revenues ..............................    $ 125,691     $   8,498     $  13,335     $      --     $ 147,524
Cost of service revenues ......................      111,016         8,353        11,998            --       131,367
                                                   ---------     ---------     ---------     ---------     ---------
  Gross profit ................................       14,675           145         1,337            --        16,157
Selling, general and administrative expenses ..        9,851           320           600            --        10,771
Amortization of intangible assets .............          776            95            74            --           945
                                                   ---------     ---------     ---------     ---------     ---------
  Operating income ............................        4,048          (270)          663            --         4,441
Interest income ...............................           10            --            18            --            28
Interest expense ..............................       (1,754)         (137)         (145)           --        (2,036)
Other income ..................................          440            --            --            --           440
                                                   ---------     ---------     ---------     ---------     ---------
Income before provision for income taxes ......        2,744          (407)          536            --         2,873

Provision for income taxes ....................          120            40           256            --           416
                                                   ---------     ---------     ---------     ---------     ---------
Income before equity in net earnings of
subsidiaries ..................................        2,624          (447)          280            --         2,457
Equity in net earnings of subsidiaries ........         (167)           58            --           109            --
                                                   ---------     ---------     ---------     ---------     ---------
Net income (loss) .............................    $   2,457     $    (389)    $     280     $     109     $   2,457
                                                   =========     =========     =========     =========     =========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - (IN THOUSANDS)


                                                            FOR THE SIX MONTHS ENDED DECEMBER 23, 2001 (UNAUDITED)
                                                   -------------------------------------------------------------------
                                                                              NONGUARANTOR
                                                                  GUARANTOR    SUBSIDIARY                 CONSOLIDATED
                                                     UNICCO     SUBSIDIARIES     UFSCC      ELIMINATIONS     TOTAL
                                                   ---------    ------------  ------------  ------------  ------------

Service revenues ..............................    $ 257,759     $  15,595     $  24,210     $      --     $ 297,564
Cost of service revenues ......................      229,703        14,120        22,463            --       266,286
                                                   ---------     ---------     ---------     ---------     ---------
  Gross profit ................................       28,056         1,475         1,747            --        31,278
Selling, general and administrative expenses ..       20,692           764           855            --        22,311
Amortization of intangible assets .............        1,148           152           144            --         1,444
                                                   ---------     ---------     ---------     ---------     ---------
  Operating income ............................        6,216           559           748            --         7,523
Interest income ...............................           24            --            --            --            24
Interest expense ..............................       (3,095)         (274)         (237)           --        (3,606)
Other income ..................................          364            --            --            --           364
                                                   ---------     ---------     ---------     ---------     ---------
Income before provision for income taxes ......        3,509           285           511            --         4,305
Provision for income taxes ....................          178            74           258            --           510
                                                   ---------     ---------     ---------     ---------     ---------
Income before equity in net earnings of
subsidiaries and gain on sale .................        3,331           211           253            --         3,795
Equity in net earnings of subsidiaries ........          464            53            --          (517)           --
                                                   ---------     ---------     ---------     ---------     ---------
Net income ....................................    $   3,795     $     264     $     253     $    (517)    $   3,795
                                                   =========     =========     =========     =========     =========


                                                           FOR THE SIX MONTHS ENDED DECEMBER 24, 2000 (UNAUDITED)
                                                   -------------------------------------------------------------------
                                                                              NONGUARANTOR
                                                                  GUARANTOR    SUBSIDIARY                 CONSOLIDATED
                                                     UNICCO     SUBSIDIARIES     UFSCC      ELIMINATIONS     TOTAL
                                                   ---------    ------------  ------------  ------------  ------------

Service revenues ..............................    $ 241,797     $  17,343     $  27,258     $      --     $ 286,398
Cost of service revenues ......................      213,412        16,440        24,631            --       254,483
                                                   ---------     ---------     ---------     ---------     ---------
  Gross profit ................................       28,385           903         2,627            --        31,915
Selling, general and administrative expenses ..       20,042           633         1,155            --        21,830
Amortization of intangible assets .............        1,551           190           150            --         1,891
                                                   ---------     ---------     ---------     ---------     ---------
  Operating income ............................        6,792            80         1,322            --         8,194
Interest income ...............................           27            --            34            --            61
Interest expense ..............................       (3,361)         (274)         (294)           --        (3,929)
Other income ..................................          440            --            --            --           440
                                                   ---------     ---------     ---------     ---------     ---------
Income before provision for income taxes ......        3,898          (194)        1,062            --         4,766
Provision for income taxes ....................          190            80           518            --           788
                                                   ---------     ---------     ---------     ---------     ---------
Income before equity in net earnings of
subsidiaries and gain on sale .................        3,708          (274)          544            --         3,978
Equity in net earnings of subsidiaries ........          270           113            --          (383)           --
                                                   ---------     ---------     ---------     ---------     ---------
Net income (loss) .............................    $   3,978     $    (161)    $     544     $    (383)    $   3,978
                                                   =========     =========     =========     =========     =========

CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)

                                                                          DECEMBER 23, 2001 (UNAUDITED)
                                                       ------------------------------------------------------------------
                                                                                  NONGUARANTOR
                                                                     GUARANTOR    SUBSIDIARY -                CONSOLIDATED
                                                        UNICCO      SUBSIDIARIES     UFSCC      ELIMINATIONS     TOTAL
                                                       ---------    ------------  ------------  ------------  ------------

Assets
Current assets:
Cash and cash equivalents .........................    $   1,185     $      13     $   3,741     $      --     $   4,939
Accounts receivable, less reserve of $3,148 .......       50,722         3,718         5,760            --        60,200
Unbilled receivables ..............................       25,505         2,261         2,208            --        29,974
Intercompany receivable (payable) .................        1,119         5,265        (6,384)           --            --
Other current assets ..............................        4,882            24           549            --         5,455
                                                       ---------     ---------     ---------     ---------     ---------
         Total current assets .....................       83,413        11,281         5,874            --       100,568
                                                       ---------     ---------     ---------     ---------     ---------
Property and equipment, at cost ...................       18,425         1,210         2,745            --        22,380
Less -accumulated depreciation and amortization ...       12,486           987         1,455            --        14,928
                                                       ---------     ---------     ---------     ---------     ---------
    Net property and equipment ....................        5,939           223         1,290            --         7,452
                                                       ---------     ---------     ---------     ---------     ---------
Due from (to) affiliates ..........................       14,509          (620)           --       (13,889)           --
Investment in subsidiary ..........................       16,915           887            --       (17,802)           --
Notes receivable and accrued interest from officers        4,991            --            --            --         4,991
Intangible assets, net of amortization ............       24,360         3,284         3,065            --        30,709
Other assets, net .................................        5,953            --            23            --         5,976
                                                       ---------     ---------     ---------     ---------     ---------
                                                          66,728         3,551         3,088       (31,691)       41,676
                                                       ---------     ---------     ---------     ---------     ---------
                                                       $ 156,080     $  15,055     $  10,252     $ (31,691)    $ 149,696
                                                       =========     =========     =========     =========     =========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft ....................................    $   7,095     $     372     $      --     $      --     $   7,467
Accounts payable ..................................       14,649         1,269         1,328            --        17,246
Accrued payroll and payroll-related expenses ......       13,612           562         4,145            --        18,319
Deferred income taxes .............................        2,123           194            --            --         2,317
Current portion of line of credit .................       29,800            --            --            --        29,800
Other accrued expenses ............................        5,022            51           996            --         6,069
                                                       ---------     ---------     ---------     ---------     ---------
         Total current liabilities ................       72,301         2,448         6,469            --        81,218
                                                       ---------     ---------     ---------     ---------     ---------

Long-term liabilities:
Long-term debt, less current portion ..............       47,031            --            --            --        47,031
Other long-term liabilities .......................        2,305            --            --            --         2,305
                                                       ---------     ---------     ---------     ---------     ---------
         Total long-term liabilities ..............       49,336            --            --            --        49,336
                                                       ---------     ---------     ---------     ---------     ---------

Commitments and Contingencies

Shareholders' equity ..............................       34,945        12,607         3,783       (31,691)       19,644
Less treasury shares at cost ......................         (502)           --            --            --          (502)
                                                       ---------     ---------     ---------     ---------     ---------
         Total shareholders' equity ...............       34,443        12,607         3,783       (31,691)       19,142
                                                       ---------     ---------     ---------     ---------     ---------
                                                       $ 156,080     $  15,055     $  10,252     $ (31,691)    $ 149,696
                                                       =========     =========     =========     =========     =========

CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)

                                                                                 JUNE 24, 2001
                                                       ------------------------------------------------------------------
                                                                                  NONGUARANTOR
                                                                     GUARANTOR    SUBSIDIARY -                CONSOLIDATED
                                                        UNICCO      SUBSIDIARIES     UFSCC      ELIMINATIONS     TOTAL
                                                       ---------    ------------  ------------  ------------  ------------

Assets
Current assets:
Cash and cash equivalents .........................    $   1,946     $      13     $   2,728     $      --     $   4,687
Accounts receivable, less reserve of $3,215 .......       43,842         4,127         5,321            --        53,290
Unbilled receivables ..............................       24,792         2,133         2,294            --        29,219
Intercompany receivable (payable) .................        3,139         4,459        (7,598)           --            --
Other current assets ..............................        4,616            --           458            --         5,074
                                                       ---------     ---------     ---------     ---------     ---------
         Total current assets .....................       78,335        10,732         3,203            --        92,270
                                                       ---------     ---------     ---------     ---------     ---------
Property and equipment, at cost ...................       17,774         1,211         2,715            --        21,700
Less -accumulated depreciation and amortization ...       11,621           946         1,376            --        13,943
                                                       ---------     ---------     ---------     ---------     ---------
     Net property and equipment ...................        6,153           265         1,339            --         7,757
                                                       ---------     ---------     ---------     ---------     ---------
Due from (to) affiliates ..........................       14,509          (620)           --       (13,889)           --
Investment in subsidiary ..........................       16,451           834            --       (17,285)           --
Notes receivable and accrued interest from officers        4,295            --            --            --         4,295
Intangible assets, net of amortization ............       25,507         3,435         3,338            --        32,280
Other assets, net .................................        5,455            --            27            --         5,482
                                                       ---------     ---------     ---------     ---------     ---------
                                                          66,217         3,649         3,365       (31,174)       42,057
                                                       ---------     ---------     ---------     ---------     ---------
                                                       $ 150,705     $  14,646     $   7,907     $ (31,174)    $ 142,084
                                                       =========     =========     =========     =========     =========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft ....................................    $   3,843     $     410     $      --     $      --     $   4,253
Accounts payable ..................................       10,981         1,037         1,523            --        13,541
Accrued payroll and  payroll-related expenses .....       18,062           618         2,287            --        20,967
Deferred income taxes .............................        2,123           198            --            --         2,321
Current portion of long-term debt .................        3,000            --            --            --         3,000
Other accrued expenses ............................        4,644            40           415            --         5,099
                                                       ---------     ---------     ---------     ---------     ---------
         Total current liabilities ................       42,653         2,303         4,225            --        49,181
                                                       ---------     ---------     ---------     ---------     ---------
Long-term liabilities:
Line of credit ....................................       27,680            --            --            --        27,680
Long-term debt ....................................       47,020            --            --            --        47,020
Other long-term liabilities .......................        1,859            --            --            --         1,859
                                                       ---------     ---------     ---------     ---------     ---------
         Total long-term liabilities ..............       76,559            --            --            --        76,559
                                                       ---------     ---------     ---------     ---------     ---------

Commitments and Contingencies

Shareholders' equity ..............................       31,995        12,343         3,682       (31,174)       16,846
Less treasury shares at cost ......................         (502)           --            --            --          (502)
                                                       ---------     ---------     ---------     ---------     ---------
         Total shareholders' equity ...............       31,493        12,343         3,682       (31,174)       16,344
                                                       ---------     ---------     ---------     ---------     ---------
                                                       $ 150,705     $  14,646     $   7,907     $ (31,174)    $ 142,084
                                                       =========     =========     =========     =========     =========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)

                                                                   SIX MONTHS ENDED DECEMBER 23, 2001 (UNAUDITED)
                                                       ------------------------------------------------------------------
                                                                                  NONGUARANTOR
                                                                     GUARANTOR    SUBSIDIARY -                CONSOLIDATED
                                                        UNICCO      SUBSIDIARIES     UFSCC      ELIMINATIONS     TOTAL
                                                       ---------    ------------  ------------  ------------  ------------

Cash flows relating to operating activities:
   Net income (loss) ...............................     $ 3,795      $   264       $   253       $  (517)      $ 3,795
   Net earnings from equity investment .............        (464)         (53)           --           517            --
   Adjustments to reconcile net income (loss)
      to net cash (used in) provided by operating
      activities:
      Amortization of intangible assets ............       1,148          152           144            --         1,444
      Amortization of debt issue costs and discount          117           --            --            --           117
      Depreciation and amortization ................         898           41           136            --         1,075
      Gain on disposals ............................         (12)          --            --            --           (12)
      Deferred compensation plan ...................         (74)          --            --            --           (74)
      Other income .................................        (364)          --            --            --          (364)

      Changes in assets and liabilities:
        Accounts receivable ........................      (6,881)         407          (676)           --        (7,150)
        Unbilled receivables .......................        (713)        (128)           16            --          (825)
        Intercompany receivable (payable) ..........       2,020         (805)         (927)         (288)           --
        Other current assets .......................          98          (24)         (110)           --           (36)
        Other long-term assets .....................        (603)          --             2            --          (601)
        Accounts payable ...........................       3,668          232          (137)           --         3,763
        Accrued expenses and other current
          liabilities ..............................      (4,072)         (48)        2,572            --        (1,548)
        Other long-term liabilities ................         446           --            --            --           446
        Other ......................................          --           --            --           288           288
                                                         -------      -------       -------       -------       -------
      Net cash (used in) provided by  operating
        activities .................................        (993)          38         1,273            --           318
                                                         -------      -------       -------       -------       -------

Cash relating to investing activities:
   Purchase of property and equipment, net .........        (707)          --          (138)           --          (845)
   Proceeds from sale of property and equipment ....          36           --            --            --            36
   Payments received for notes receivable from
     officers ......................................        (696)          --            --            --          (696)
                                                         -------      -------       -------       -------       -------
      Net cash used in investing activities ........      (1,367)          --          (138)           --        (1,505)
                                                         -------      -------       -------       -------       -------

Cash flows relating to financing activities:
   Cash overdraft ..................................       3,251          (38)           --            --         3,213
   Proceeds from line of credit ....................       2,120           --            --            --         2,120
   Debt prepayment .................................      (3,000)          --            --            --        (3,000)
   Distributions to shareholders ...................        (772)          --            --            --          (772)
                                                         -------      -------       -------       -------       -------
      Net cash provided by (used in) financing
        activities .................................       1,599          (38)           --            --         1,561
                                                         -------      -------       -------       -------       -------

Effect of exchange rate changes on cash and
   cash equivalents ................................          --           --          (122)           --          (122)
                                                         -------      -------       -------       -------       -------
Net (decrease) increase in cash and cash equivalents        (761)          --         1,013            --           252
Cash and cash equivalents, beginning of period .....       1,946           13         2,728            --         4,687
                                                         -------      -------       -------       -------       -------
Cash and cash equivalents, end of period ...........     $ 1,185      $    13       $ 3,741       $    --       $ 4,939
                                                         =======      =======       =======       =======       =======

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)

                                                                 SIX MONTHS ENDED DECEMBER 24, 2000 (UNAUDITED)
                                                       ------------------------------------------------------------------
                                                                                  NONGUARANTOR
                                                                     GUARANTOR    SUBSIDIARY -                CONSOLIDATED
                                                        UNICCO      SUBSIDIARIES     UFSCC      ELIMINATIONS     TOTAL
                                                       ---------    ------------  ------------  ------------  ------------

Cash flows relating to operating activities:
 Net income (loss) ..................................   $  3,978     $   (161)     $    544      $   (383)      $  3,978
   Net earnings from equity investment ..............       (270)        (113)           --           383             --
   Adjustments to reconcile net income (loss)
      to net cash (used in) provided by operating
         activities:
      Amortization of intangible assets .............      1,551          190           150            --          1,891
      Amortization of debt issue costs and discount .        116           --            --            --            116
      Depreciation and amortization .................        802           26           156            --            984
      Gain on disposals .............................         (9)          --            --            --             (9)
      Other income ..................................       (440)          --            --            --           (440)
      Deferred compensation plan ....................       (139)          --            --            --           (139)

      Changes in assets and liabilities:
        Accounts receivable .........................     (8,336)        (116)       (1,609)           --        (10,061)
        Unbilled receivables ........................     (1,004)          87            69            --           (848)
        Intercompany receivable (payable) ...........     (2,277)         (37)        2,487          (173)            --
        Other current assets ........................        476            1           183            --            660
        Other long-term assets ......................       (398)          --             1            --           (397)
        Accounts payable ............................      2,555          167          (306)           --          2,416
        Accrued expenses and other current
          liabilities ...............................       (449)         (19)        2,655            --          2,187
        Other long-term liabilities .................        593           --            --            --            593
        Other .......................................         --           --            --           173            173
                                                        --------     --------      --------      --------       --------
      Net cash (used in) provided by  operating
        activities ..................................     (3,251)          25         4,330            --          1,104
                                                        --------     --------      --------      --------       --------

Cash relating to investing activities:
   Purchases of property and equipment, net .........     (1,430)          (9)          (72)           --         (1,511)
   Proceeds from sale of contracts ..................        440           --            --            --            440
   Proceeds from sale of property and equipment .....        116           --            --            --            116
   Payments received for notes receivable from
      officers ......................................        100           --            --            --            100
                                                        --------     --------      --------      --------       --------
      Net cash used in investing activities .........       (774)          (9)          (72)           --           (855)
                                                        --------     --------      --------      --------       --------

Cash flows relating to financing activities:
   Cash overdraft ...................................      4,349          (16)       (1,869)           --          2,464
   Proceeds from line of credit .....................        751           --            --            --            751
   Debt prepayment ..................................       (500)          --            --            --           (500)
   Distributions to shareholders ....................     (1,263)          --            --            --         (1,263)
                                                        --------     --------      --------      --------       --------
      Net cash provided by (used in) financing
        activities ..................................      3,337          (16)       (1,869)           --          1,452
                                                        --------     --------      --------      --------       --------

Effect of exchange rate changes on cash and
   cash equivalents .................................         --           --            19            --             19
                                                        --------     --------      --------      --------       --------
Net (decrease) increase in cash and cash ............       (688)          --         2,408            --          1,720
equivalents
Cash and cash equivalents, beginning of period ......      2,320           13            --            --          2,333
                                                        --------     --------      --------      --------       --------
Cash and cash equivalents, end of period ............   $  1,632     $     13      $  2,408      $     --       $  4,053
                                                        ========     ========      ========      ========       ========

(6) SUBSEQUENT EVENT

    Effective February 1, 2002, the Company sold certain contracts located in the province of Quebec. The purchase price and the impact of the sale of these contracts on the results of operations is immaterial.

(7)  LITIGATION

     In the ordinary course of business, the Company is party to various types of litigation. The Company believes that, in the aggregate, the litigation matters currently pending will not have a material adverse effect on the Company's financial position, results of operations or cash flows, taken as a whole.

     On August 1, 2001, the Equal Employment Opportunity Commission ("EEOC") issued probable cause findings against the Company in connection with a joint investigation (which included the Massachusetts Attorney General ("AG") and the Massachusetts Commission Against Discrimination ("MCAD")) of certain sexual harassment claims filed by seven former employees. The agencies allege "pattern and practice" sexual harassment violations by the Company. The EEOC is seeking monetary and injunctive relief from the Company. Although the Company strongly disagrees with the agencies' findings, it has joined with EEOC, MCAD and the AG in a collective effort toward conciliation of this matter. By law, this conciliation must occur prior to the filing of any litigation. This dispute concerns only the Company's janitorial operations in Massachusetts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTH PERIODS ENDED DECEMBER 23, 2001 AND DECEMBER 24, 2000

     REVENUES Revenues for the second quarter of fiscal 2002, which ended December 23, 2001, were $150.6 million compared to $147.5 million for the second quarter of fiscal 2001, which ended December 24, 2000, an increase of $3.1 million or 2.1%. This change was primarily attributable to an increase in the Company's Commercial Division revenue of $5.7 million, partially offset by a decrease in the Company's Industrial Division revenue of $2.6 million. The increase in the Commercial Division revenue was the result of additional services performed under new and existing contracts outpacing reductions in revenue due to reduction in scope of work or lost contracts. The majority of the increase in the Commercial Division revenue was the result of an increase in the scope of work with an existing customer. The decrease in the Industrial Division's revenue primarily reflects the aftermath of the cancellation of a contract by a major customer in the second quarter of fiscal 2001 as a result of the customer's decision to decentralize facility-related purchasing decisions. The Industrial Division also experienced some reductions in revenues from another major customer due to the impact of the slowing economy. These decreases were partially offset by increases in revenues under new and existing contracts.

     COST OF SERVICE REVENUES Cost of service revenues for the second quarter of fiscal 2002 were $135.2 million, or 89.8% of revenues, compared to $131.4 million, or 89.1% of revenues, for the second quarter of fiscal 2001. The increase in cost of revenues as a percentage of revenue was primarily the result of salary increases effective July 1, 2001 and increases in the Company's workers' compensation and general liability insurance premiums.

     During the second quarter of fiscal 2002, the Company continued to experience some reductions in revenues and gross profit due to the impact of the slowing U.S. economy on certain of its customers. Although to date these reductions in the scope of services for such customers have not had a material impact on profitability, management believes that a sustained economic decline could adversely impact the Company's profitability. The Company has not experienced a material decrease in the collectibility of its accounts receivable.

     The Company's operations during the quarter were not directly affected by the terrorist attacks that occurred in the United States on September 11, 2001. The Company has no contracts in New York City. However, the Company is unable to predict the long-term impact, if any, of these events on its operations.

     Based on the Company's fiscal calendar fiscal 2002 will be a 53-week year. The expected impact will be approximately $3.8 million of additional payroll and payroll-related expenses related to unbilled direct costs for customers who have fixed-price contracts, and selling, general and administrative personnel. The Company will record the charge related to the 53rd week in the fourth quarter of fiscal 2002.

     GROSS PROFIT As a result of the foregoing, gross profit for the second quarter of fiscal 2002 was $15.4 million, or 10.2% of revenues, compared to $16.2 million, or 11.0% of revenues, for the comparable period in fiscal 2001. The Company believes that competitive pressures in its industry, combined with the impact of the poor economy on its customer base, may constrain the Company's ability to achieve higher levels of gross profit during the remainder of fiscal 2002. The decline in gross profit is also partially due to decreased profitability in the Company's Canadian operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the second quarter of fiscal 2002 were $11.6 million, or 7.7% of revenues, compared to $10.8 million, or 7.3% of revenues, for the second quarter of fiscal 2001. The increase of $0.8 million was due to several factors. The Company experienced a $0.8 million increase in payroll and payroll-related expenses comprised of an increase of $0.5 million due to staffing open positions and salary increases effective July 1, 2001 and an increase of $0.3 million related to the change in the liability associated with the Company's deferred compensation plan. Vehicle expense increased $0.1 million related to costs associated with certain leased equipment. These increases were partially offset by the following: (i) a decrease in travel and entertainment expenses of $0.1 million primarily the result of decreased travel following the events of September 11, 2001 and (ii) a decrease in office and occupancy costs of $0.1 million.

     AMORTIZATION OF INTANGIBLE ASSETS Amortization expense was $0.7 million and $0.9 million in the second quarters of fiscal 2002 and fiscal 2001, respectively. The decrease in amortization expense is the result of the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which provides that goodwill is no longer amortized.

     OPERATING INCOME As a result of the foregoing, income from operations for the second quarter of fiscal 2002 was $3.1 million, or 2.1% of revenues, compared to $4.4 million, or 3.0% of revenues for the second quarter of fiscal 2001.

     OTHER INCOME The gain on receipt of stock of $0.4 million was the result of a gain recorded for shares the Company received from the demutualization of one of its life insurance carriers. (See Note 2 of the Notes to Condensed Consolidated Financial Statements.)

     EBITDA EBITDA for the second quarter of fiscal 2002 was $4.4 million, or 2.9% of revenues, compared to $5.9 million, or 4.0% of revenues, for the second quarter of fiscal 2001. EBITDA is defined as income from operations before provision for income taxes, interest expense, interest income and depreciation and amortization. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment; (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles; (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

     INTEREST EXPENSE Interest expense for the second quarter of fiscal 2002 was $1.8 million, or 1.2% of revenues, compared to $2.0 million, or 1.4% of revenues, for the second quarter of fiscal 2001. The decrease in interest expense was primarily the result of the $2.75 million repayment of the Company's Subordinated Promissory Note, which occurred during the second quarter of fiscal 2002. The Subordinated Promissory Note bore interest at the rate of 14%.

     INCOME TAXES Provision for income taxes for the second quarter of fiscal 2002 was $0.2 million, or 12.4% of income before provision for income taxes, compared to $0.4 million, or 14.5% of income before provision for income taxes, for the second quarter of fiscal 2001. The lower effective tax rate in the second quarter of fiscal 2002 was the result of a lower percentage of pre-tax income generated by the Company's Canadian operations, which are taxed at a higher effective rate.

     NET INCOME As a result of the foregoing, net income for the second quarter of fiscal 2002 was $1.4 million, or 1.0% of revenues, compared to $2.5 million, or 1.7% of revenues, for the second quarter of fiscal 2001.

COMPARISON OF SIX MONTH PERIODS ENDED DECEMBER 23, 2001 AND DECEMBER 24, 2000

     REVENUES Revenues for the six months ended December 23, 2001 were $297.6 million, compared to $286.4 million for the comparable period of fiscal 2001, an increase of $11.2 million or 3.9%. This increase was attributable to an increase in the Company's Commercial Division revenue of $16.7 million partially offset by a decrease in the Company's Industrial Division revenue of $5.5 million. The major contributor to the increase in the Commercial Division's revenue was the increase in the scope of work with an existing customer which resulted in an additional $14.0 million in revenues compared with the same period in the prior year. The balance of the increase in the Commercial Division's revenues was the result of additional services performed under new and existing contracts outpacing reductions in revenue due to reduction in scope of work or lost contracts. The decrease in the Industrial Division's revenue was primarily the result of the cancellation of a contract with a major customer in the second quarter of fiscal 2001 as a result of the customer's decision to decentralize facility related purchasing decisions. The Industrial Division's revenue also decreased as a result of lost business and reductions in services from other customers due to the impact of the slowing economy, partially offset by increases in revenues under new and existing contracts.

     COST OF REVENUES Cost of revenues for the six months ended December 2001 were $266.3 million, or 89.5% of revenues, compared to $254.5 million, or 88.9% of revenues, for the comparable period of fiscal 2001. The increase of cost of revenues as a percentage of revenues resulted primarily from salary increases effective July 1, 2001 and increases in the Company's workers' compensation and general liability insurance premiums.

     During the first six months of fiscal 2002, the Company experienced some reductions in revenues and gross profit due to the impact of the slowing U.S. economy on certain of its customers. Although to date these reductions in the scope of services for such customers have not had a material impact on profitability, management believes that a sustained economic decline could adversely impact the Company's profitability. The Company has not experienced a material decrease in the collectibility of its accounts receivable.

     The Company's operations were not directly affected by the terrorist attacks that occurred in the United States on September 11, 2001. The Company has no contracts in New York City. However, the Company is unable to predict the long-term impact, if any, of these events on its operations.

     Based on the Company's fiscal calendar fiscal 2002 will be a 53-week year. The expected impact will be approximately $3.8 million of additional payroll and payroll-related expenses related to unbilled direct costs for customers who have fixed-price contracts, and selling, general and administrative personnel. The Company will record the charge related to the 53rd week in the fourth quarter of fiscal 2002.

     GROSS PROFIT As a result of the foregoing, gross profit for the six months ended December 2001 was $31.3 million, or 10.5% of revenues, compared to $31.9 million, or 11.1% of revenues, for the comparable period in fiscal 2001. The Company has increased its scope of work with an existing customer in the Commercial Division as noted above. Consolidated gross profit, as a percentage of revenue, has decreased in past due to the lower profitability associated with this business. The Company believes that competitive pressures in its industry, combined with the impact of the poor economy on its customer base, may constrain the Company's ability to achieve higher levels of gross profit during the remainder of fiscal 2002. The decline in gross profit is also partially due to decreased profitability in the Company's Canadian operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the six months ended December 23, 2001 were $22.3 million, or 7.5% of revenues, compared to $21.8 million, or 7.6% of revenues, for the comparable period of fiscal 2001. The increase of $0.5 million was due to several factors. The Company experienced a $1.3 million increase in payroll and payroll related expenses which was primarily the result of headcount increase as a result of staffing open positions and salary increases effective July 1, 2001. The Company also experienced a $0.2 million increase in advertising and promotional expense as a result of increased marketing efforts. These increases were partially offset by the following: travel and entertainment expenses decreased $0.2 million as a result of increased controls and a decrease in travel following the events of September 11, 2001. Recruiting expense decreased $0.2 million as a result of fees and relocation expense in fiscal 2001 related to the hiring of senior executives. Professional fees decreased $0.5 million, which was primarily the result of non-recurring consulting fees incurred in fiscal 2001 in connection with the implementation of the Company's shared service center. The Company also experienced a decrease in office and occupancy costs of $0.2 million due to a decrease in telephone and office equipment expense.

     AMORTIZATION OF INTANGIBLE ASSETS Amortization expense was $1.4 million and $1.9 million in the six-month periods of fiscal 2002 and fiscal 2001, respectively. The decrease in amortization expense is the result of the Company's adoption of SFAS No. 142, which provides that goodwill is no longer amortized.

     OPERATING INCOME As a result of the foregoing, income from operations for the six-month period ended December 2001 was $7.5 million, or 2.5% of revenues, compared to $8.2 million, or 2.9% of revenues for the comparable period in the prior year.

     OTHER INCOME The gain on receipt of stock of $0.4 million was the result of a gain recorded for shares the Company received from the demutualization one of its life insurance carriers. (See Note 2 of the Notes to Condensed Consolidated Financial Statements.)

     EBITDA EBITDA for the six months ended December 24, 2000 was $10 million, or 3.4% of revenues, compared to $11.1 million, or 3.9% of revenues, for the comparable period.

     INTEREST EXPENSE Interest expense for the six months ended December 2001 was $3.6 million, or 1.2% of revenues, compared to $3.9 million, or 1.4% of revenues, for the comparable period. The decrease in interest expense was primarily the result of quarterly prepayments under, and the eventual $2.75 million repayment of, the Company's Subordinated Promissory Note, during the second quarter of fiscal 2002. The Subordinated Promissory Note bore interest at the rate of 14%.

     INCOME TAXES Provision for income taxes for the six months ended December 2001 was $0.5 million, or 11.8% of income before provision for income taxes, compared to $0.8 million, or 16.5% of income before provision for income taxes, for the comparable period in the prior year. The lower effective tax rate in for the first six months of fiscal 2002 was the result of lower taxable income for fiscal 2002 from the Company's Canadian operations, which are taxed at a higher effective rate.

     NET INCOME As a result of the foregoing, net income for the six months ended December 2001 was $3.8 million, or 1.3% of revenues, compared to $4.0 million, or 1.4% of revenues, for the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended December 23, 2001, the Company's cash increased by $0.3 million, resulting from $0.3 million of net cash from operating activities and $1.6 million of net cash provided by financing activities, partially offset by $1.5 million of net cash used in investing activities and a $0.1 million decrease in cash due to the effect of exchange rate changes on cash and cash equivalents.

     Cash provided by operating activities was primarily the result of $6 million of net income adjusted for non-cash items such as depreciation and amortization and the gain on receipt of stock (See Note 2 to the Condensed Consolidated Financial Statements) and increases of $3.8 million related to accounts payable. These increases in cash were partially offset by increases in accounts receivable and unbilled receivables of $7.2 million and $0.8 million, respectively and a decrease in accrued expenses of $1.5 million.

     Cash used in investing activities was $1.5 million. Investing activities consisted primarily of cash used of $0.8 million for capital expenditures and $0.7 million related to increases in notes receivable from officers.

     Financing activities included a $3.2 million increase in the cash overdraft as well as $2.1 million in additional borrowings under the Company's line of credit. During the six-month period, the Company made $0.25 million of optional principal payments on the Company's Subordinated Promissory Note. During the second quarter, the Company repaid the entire remaining principal amount ($2.75 million) of the Company's Subordinated Promissory Note. Financing activities also included shareholder distributions of $0.8 million, which included a tax distribution of $0.4 million.

     Capital expenditures were $0.8 million and $1.5 million, respectively, for the six month periods ended December 2001 and 2000. The Company's operations do not generally require material investment in capital assets. The Company does not expect that its capital expenditure requirements will increase materially during the next 12 months.

     The Company is a party to an amended revolving credit facility (the "Credit Facility") under which the Company may borrow up to $55.0 million for acquisitions, working capital and general corporate purposes, subject to certain conditions. Cash borrowings under the Credit Facility were $29.8 million as of December 23, 2001. The Credit Facility and the Indenture governing the Company's Senior Subordinated Notes (the "Notes") due 2007 include certain financial and operating covenants that, among other things, restrict the ability of the Company to incur additional indebtedness, make investments and take other actions. The Company was not in compliance with two of the credit facility's financial ratios as of December 23, 2001. The Company obtained a waiver for these covenant violations from the lenders. The lenders amended certain financial covenants for the remainder of fiscal 2002. As the Credit Facility expires in October 2002, the entire balance of cash borrowing outstanding at December 23, 2001 is classified as a current liability. The Company is currently negotiating with lenders for long-term financing after the expiration of the Credit Facility and expects to have a new facility in place by June 2002.

     The Company's principal capital requirements are to service the Company's indebtedness, for working capital and, to fund acquisitions and, to a lesser extent, to fund capital expenditures. As of December 23, 2001, the Company had outstanding cash borrowings of $29.8 million under the Credit Facility, as well as outstanding letters of credit of $18.6 million. Availability under the Credit Facility was $6.6 million. The Company believes that its cash flow from operations, together with cash on hand and its borrowing capacity under the Credit Facility, will be sufficient to meet such requirements as they now exist.

     As a result of the Company's accounting calendar, fiscal 2002 will be a 53-week year. The expected impact will be approximately $3.8 million of additional payroll and payroll-related expenses in June 2002 related to unbilled direct costs for customers who have fixed price contracts, and selling, general and administrative personnel. The Company believes that its cash flow from operations, together with cash on hand and its borrowing capacity under the Credit Facility, will be sufficient to absorb such additional payroll expense, debt payments and other operating needs.

GENERAL

     Certain statements contained in this report are forward-looking and represent the Company's expectations or beliefs concerning future events. Without limiting the foregoing, the words "believes," "anticipates," "expects", "intends," "will" and similar expressions are intended to identify forward-looking statements. The Company cautions that these and similar statements involve risks, uncertainties and assumptions that could cause actual results or events to differ materially from those described in such forward-looking statements. Factors which could cause such differences include the Company's degree of leverage, restrictions in the Company's debt agreements, dependence on key personnel, the short-term nature of the Company's contracts, potential environmental or other liabilities, competitive factors and pricing pressures, assimilation of past or future acquisitions, general economic conditions and the acts of third parties, as well as other factors which are described in the Company's Registration Statement on Form S-4 (File No. 333-42407), and periodic reports filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information provided below updates that which was previously presented in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk", in the Company's Form 10-K for the fiscal year ended June 24, 2001.

     The Company is subject to market risks arising from changes in interest rates and foreign currency exchange rates. The Company's primary interest rate exposure results from changes in LIBOR and the prime rate which are used to determine the applicable interest rates under the Credit Facility. The Company had $29.8 million in cash borrowings under the Credit Facility as of December 23, 2001. These funds were borrowed under two rates: (i) $25 million was borrowed at LIBOR plus 2.5% (4.5625% as of December 23, 2001) and (ii) the remaining outstanding balance was borrowed at the prime rate plus 0.75% (5.75% as of December 23, 2001). Given a stable principal amount, the Company's potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all of our variable rate obligations would be approximately $0.3 million.

     At December 23, 2001, the Company had additional outstanding indebtedness of $47.2 million of Senior Subordinated Notes with a fixed interest rate of 9.875%. Fluctuations in interest rates will not affect the interest payable on the Senior Subordinated Notes, which is fixed.

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

     PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

               The Company is not involved in any pending legal proceedings other than those arising in the ordinary course of the Company's business. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows, taken as a whole (see Note 7 to the accompanying Condensed Consolidated Financial Statements).

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

     ITEM 5.   OTHER INFORMATION

               The Company has scheduled a conference call to discuss its second quarter and year to date financial results. Interested parties may access the conference call as follows:

                    Date:                    February 22, 2002
                    Time:                    9:30 AM Eastern Standard Time
                    Dial-in-Number:          (800)547-5078
                    Access Code:             628839
                    Replay Number:           (800)475-6701
                        Access Code:         628839
                        Available from:      February 22, 2002 at 12:15 PM to
                                             March 8, 2002 at 11:59 PM

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               a.   Exhibits:

                    Not applicable

               b.   Reports on Form 8-K:

                    Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UNICCO SERVICE COMPANY
                                         --------------------------------
                                         Registrant

February 20, 2002                        By: /s/ Steven C. Kletjian
                                             ----------------------------
                                             Steven C. Kletjian,
                                             Chief Executive Officer
                                             (Principal Executive Officer)


February 20, 2002                        By: /s/ George A. Keches
                                             -----------------------------
                                             George A. Keches, President, Chief
                                             Operating Officer and Treasurer
                                             (Principal Financial and Accounting
                                               Officer)