Form 10-Q
period 2002-03-24
UNICCO SERVICE CO
filed 2002-05-08
CIK 1050011

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

FOR THE QUARTERLY PERIOD ENDED MARCH 24, 2002                    COMMISSION FILE
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

                             UNICCO SERVICE COMPANY

                                    FORM 10-Q

                          QUARTER ENDED MARCH 24, 2002



                                TABLE OF CONTENTS


                                                                            PAGE
PART I.     Financial Information

ITEM 1.     Financial Statements:

                  Condensed Consolidated Statements of Operations for the
                  three months and nine months ended March 24, 2002 and
                  March 25, 2001 (unaudited)                                  3

                  Condensed Consolidated Balance Sheets at March 24, 2002
                  (unaudited) and June 24, 2001                               4

                  Condensed Consolidated Statements of Cash Flows for the
                  nine months ended March 24, 2002 and March 25, 2001
                  (unaudited)                                                 5

                  Notes to Condensed Consolidated Financial Statements        6

ITEM 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        14

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk       18

PART II.    Other Information                                                19

            Signatures                                                       20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             UNICCO SERVICE COMPANY

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 -----------------------------       ---------------------------
                                                  MARCH 24,         MARCH 25,        MARCH 24,         MARCH 25,
                                                    2002              2001             2002              2001
                                                 -----------        ----------       ---------         ---------
Service revenues..........................        $ 147,476         $ 154,374        $ 445,040         $ 440,772

Cost of service revenues..................          131,803           138,197          398,089           392,680
                                                  ---------         ---------        ---------         ---------
   Gross profit...........................           15,673            16,177           46,951            48,092

Selling, general and administrative
  expenses................................           11,749            10,789           34,060            32,619

Amortization of intangible assets.........              643               944            2,087             2,835
                                                  ---------         ---------        ---------         ---------

   Operating income.......................            3,281             4,444           10,804            12,638

Interest income...........................               14                38               38                99

Interest expense..........................           (1,667)           (1,949)          (5,273)           (5,878)

Other income (expense)....................             (122)               --              242               440
                                                  ---------         ---------        ---------         ---------
   Income from operations before income
     taxes................................            1,506             2,533            5,811             7,299

Provision for income taxes................              112               293              622             1,081
                                                  ---------         ---------        ---------         ---------
Net income................................        $   1,394         $   2,240        $   5,189         $   6,218
                                                  =========         =========        =========         =========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UNICCO SERVICE COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        MARCH 24,
                                                                          2002                     JUNE 24,
                                                                      (UNAUDITED)                    2001
                                                                      -----------                  --------
ASSETS
Current assets:
  Cash and cash equivalents................................             $  2,057                   $  4,687
  Accounts receivable, less reserves of $2,906 and $3,215..               52,247                     53,290
  Unbilled receivables.....................................               29,175                     29,219
  Other current assets.....................................                6,475                      5,074
                                                                        --------                   --------
      Total current assets.................................               89,954                     92,270
                                                                        --------                   --------

Property and equipment, at cost............................               22,770                     21,700
  Less - accumulated depreciation and amortization.........               15,463                     13,943
                                                                        --------                   --------
                                                                           7,307                      7,757
                                                                        --------                   --------

Notes receivable and accrued interest from officers........                4,491                      4,295
Intangible assets, net of amortization.....................               30,080                     32,280
Other assets...............................................                5,975                      5,482
                                                                        --------                   --------
                                                                          40,546                     42,057
                                                                        --------                   --------
                                                                        $137,807                   $142,084
                                                                        ========                   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdraft...........................................             $  4,710                   $  4,253
  Accounts payable.........................................               10,248                     13,541
  Accrued payroll and payroll-related expenses.............               20,619                     20,967
  Deferred income taxes....................................                2,317                      2,321
  Current portion of line of credit........................               23,000                         --
  Current portion of long-term debt........................                   --                      3,000
  Other accrued expenses...................................                7,019                      5,099
                                                                        --------                   --------
      Total current liabilities............................               67,913                     49,181
                                                                        --------                   --------

Long-term liabilities:
  Line of credit...........................................                   --                     27,680
  Long-term debt...........................................               47,037                     47,020
  Other long-term liabilities..............................                2,486                      1,859
                                                                        --------                   --------
      Total long-term liabilities..........................               49,523                     76,559
                                                                        --------                   --------

Commitments and Contingencies

Shareholders' equity:
  Common shares............................................                  378                        378
  Retained earnings........................................               21,151                     16,934
  Accumulated other comprehensive income...................                 (656)                      (466)
                                                                        --------                   --------
                                                                          20,873                     16,846
Less :
Treasury shares at cost....................................                 (502)                      (502)
                                                                        --------                   --------
     Total shareholders' equity............................               20,371                     16,344
                                                                        --------                   --------
                                                                        $137,807                   $142,084
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

                             UNICCO SERVICE COMPANY

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                            ---------------------------
                                                            MARCH 24,         MARCH 25,
                                                              2002              2001
                                                            ---------         ---------
Cash flows relating to operating activities:
    Net income.......................................       $  5,189          $  6,218
    Adjustments to reconcile net income
       to net cash provided by operating activities:
        Amortization of intangible assets............          2,087             2,835
        Amortization of debt issue costs and
          discount...................................            175               175
        Depreciation and amortization................          1,606             1,490
        Loss/(gain) on sale of contracts.............            122              (440)
        Gain on disposals............................            (12)               (9)
        Marketable securities .......................            (54)             (289)
        Gain on receipt of stock.....................           (364)               --
        Other........................................            260               407

    Changes in assets and liabilities:
        Accounts receivable..........................            835           (10,946)
        Unbilled receivables.........................            (15)           (6,438)
        Other current assets.........................         (1,054)            1,403
        Other long-term assets.......................           (653)             (268)
        Accounts payable.............................         (3,242)            1,836
        Accrued expenses and other current
          liabilities................................          1,497             4,305
        Other long-term liabilities .................            627               538
                                                            --------          --------

        Net cash provided by operating activities....          7,004               817
                                                            --------          --------

Cash flows relating to investing activities:
    Purchases of property and equipment, net.........         (1,245)           (2,724)
    Proceeds from sale of contracts..................             61               440
    Proceeds from sale of property and equipment.....             36               116
    Increase in notes receivable from officers.......           (196)           (3,750)
    Payments received for notes receivable from
      officers.......................................             --               100
                                                             -------          --------

        Net cash used in investing activities........         (1,344)           (5,818)
                                                             -------          --------

Cash flows relating to financing activities:
    Cash overdraft...................................            456             3,588
    (Payments on) proceeds from line of credit.......         (4,680)            3,991
    Debt prepayment plus accrued interest thereon....         (3,000)             (750)
    Distributions to shareholders....................           (972)           (1,463)
                                                            --------          --------
        Net cash provided by (used in) financing
          activities.................................         (8,196)            5,366
                                                            --------          --------
Effect of exchange rate changes on cash and cash
  equivalents........................................            (94)               18
                                                            --------          --------
Net increase (decrease) in cash and cash
  equivalents........................................         (2,630)              383

Cash and cash equivalents, beginning of period.......          4,687             2,333
                                                            --------          --------

Cash and cash equivalents, end of period.............       $  2,057          $  2,716
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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position of the Company and its subsidiaries at March 24, 2002 and the results of their operations and their cash flows for the three and nine month periods ended March 24, 2002 and March 25, 2001, respectively.

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

(2)      OTHER INCOME

      Effective February 2002, the Company sold certain contracts located in the province of Quebec. After accounting for associated severence and fixed asset disposal costs, the Company recorded a loss on the sale of $122,000, which is included in other expense in the accompanying condensed consolidated financial statements. The effect of the sale of these contracts on the results of future operations is considered to be immaterial.

      In December 2001, the Company received 15,082 shares of Prudential Life Insurance Company common stock following its demutualization. The value of the shares received was $455,000 based on the closing price of the stock on the date it was received. The Company determined that 80% of the shares received were the property of the Company. The value of the remainder of the shares will be distributed to the Company's employees according to applicable regulations. During the second quarter of fiscal 2002, the Company recorded a gain of $364,000 for its portion of the value of the shares received. The Company continues to hold its shares of this stock, and accounts for them as available for sale securities pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

      In October 2000, the Company received $440,000 of the potential $450,000 of contingent purchase price related to the sale, effective December 31, 1999, of certain janitorial contracts. In the quarter ended December 24, 2000, the Company recorded a gain on sale of assets for the full amount received.

(3)   COMPREHENSIVE INCOME

The components of comprehensive income for the three-month and nine-month periods ended March 24, 2002 and March 25, 2001 are set forth below:


                                                                (UNAUDITED)
                                                                IN THOUSANDS
                                       ---------------------------------------------------------------
                                       FOR THE THREE    FOR THE THREE   FOR THE NINE    FOR THE NINE
                                        MONTHS ENDED     MONTHS ENDED    MONTHS ENDED    MONTHS ENDED
                                       MARCH 24, 2002   MARCH 25, 2001  MARCH 24, 2002  MARCH 25, 2001
                                       --------------   --------------  --------------  --------------
Net income                                  $1,394          $2,240         $ 5,189         $6,218
Other comprehensive (loss) income-
   Foreign currency translation
     adjustment                                 16            (113)           (135)          (198)
   Marketable securities                        19            (150)            (55)          (289)
                                            ------          ------         -------         -------
Comprehensive income                        $1,429          $1,977         $ 4,999         $ 5,731
                                            ======          ======         =======         =======

(4)   ACCOUNTING DEVELOPMENTS

      The results for the three- and nine-months ended March 24, 2002 include the effect of adopting Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") that resulted in a $0.2 million and $0.6 million reduction in expenses, respectively ($0.2 million and $0.6 million net of tax, respectively). SFAS No. 142 provides that goodwill is no longer amortized. Goodwill must be tested for impairment on at least an annual basis and within six months of the adoption of SFAS 142. The reductions of amortization expense recognized this year represents the amount of amortization of goodwill that arose from a prior acquisition and is no longer amortized.

      The following table reflects consolidated results adjusted as though adoption of SFAS No. 142 occurred as of the beginning of the three- and nine-month periods ended March 25, 2001:


                                                                (UNAUDITED)
                                                                IN THOUSANDS
                                       ---------------------------------------------------------------
                                       FOR THE THREE    FOR THE THREE   FOR THE NINE    FOR THE NINE
                                         MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    MONTHS ENDED
                                       MARCH 24, 2002   MARCH 25, 2001  MARCH 24, 2002  MARCH 25, 2001
                                       --------------   --------------  --------------  --------------
Net income:
  As reported                               $1,394           $2,240        $ 5,189         $ 6,218
  Goodwill amortization                         --              208             --             624
                                            ------           ------        -------         -------
   As adjusted                              $1,394           $2,448        $ 5,189         $ 6,842
                                            ======           ======        =======         =======

      The following table reflects the components of intangible assets as of March 24, 2002:

                                                 (UNAUDITED)
                                                IN THOUSANDS
                              --------------------------------------------------
                              GROSS CARRYING AMOUNT     ACCUMULATED AMORTIZATION
                              ---------------------     ------------------------

Amortized intangible assets:
   Capitalized contracts             $40,149                     $18,375


      Adjusted amortization expense for the three- and nine-month periods ended March 24, 2002 was $643,000 and $2,087,000, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

                                            (UNAUDITED)
                                            IN THOUSANDS
                                            ------------
Fiscal Year:
2002                                           $2,738
2003                                            2,584
2004                                            2,584
2005                                            2,584
2006                                            2,584

     The carrying value of the Company's goodwill is approximately $8.3 million at March 24, 2002. There have been no changes in this carrying amount since June 24, 2001. The Company completed its impairment testing of goodwill upon adoption of this Standard, concluding that its goodwill is not impaired. Management believes that the Company's goodwill balance as of March 24, 2002 continues to be properly valued.

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

 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - (IN THOUSANDS)


                                                                FOR THE THREE MONTHS ENDED MARCH 24, 2002 (UNAUDITED)
                                                 -----------------------------------------------------------------------------------
                                                                                   NONGUARANTOR
                                                                 GUARANTOR          SUBSIDIARY                          CONSOLIDATED
                                                  UNICCO        SUBSIDIARIES          UFSCC            ELIMINATIONS        TOTAL
                                                 ---------      ------------       ------------        ------------     ------------
Service revenues......................           $ 128,080         $ 8,845            $10,551              $  --          $ 147,476
Cost of service revenues..............             113,979           7,741             10,083                 --            131,803
                                                 ---------         -------            -------              -----          ---------
  Gross profit........................              14,101           1,104                468                 --             15,673
Selling, general and administrative
  expenses............................              11,035             374                340                 --             11,749
Amortization of intangible assets.....                 496              76                 71                 --                643
                                                 ---------         -------            -------              -----          ---------
  Operating income....................               2,570             654                 57                 --              3,281
Interest income.......................                  (3)             --                 17                 --                 14
Interest expense......................              (1,427)           (137)              (103)                --             (1,667)
Other expense.........................                  --              --               (122)                --               (122)
                                                 ---------         -------            -------              -----          ---------
Income before provision for income
  taxes...............................               1,140             517               (151)                --              1,506
Provision for income taxes............                  72              40                 --                 --                112
                                                 ---------         -------            -------              -----          ---------
Income before equity in net earnings
  of subsidiaries.....................               1,068             477               (151)                --              1,394
Equity in net earnings of
  subsidiaries........................                 326             (32)                --               (294)                --
                                                 ---------         -------            -------              -----          ---------
Net income............................           $   1,394         $   445            $  (151)             $(294)         $   1,394
                                                 =========         =======            =======              =====          =========


                                                                FOR THE THREE MONTHS ENDED MARCH 25, 2001 (UNAUDITED)
                                                 -----------------------------------------------------------------------------------
                                                                                   NONGUARANTOR
                                                                 GUARANTOR          SUBSIDIARY                          CONSOLIDATED
                                                  UNICCO        SUBSIDIARIES          UFSCC            ELIMINATIONS         TOTAL
                                                 ---------      ------------      -------------        ------------     ------------
Service revenues......................           $ 131,815         $ 9,700            $12,859              $  --          $ 154,374
Cost of service revenues..............             117,706           8,619             11,872                 --            138,197
                                                 ---------         -------            -------              -----          ---------
  Gross profit........................              14,109           1,081                987                 --             16,177
Selling, general and administrative
  expenses............................               9,995             322                472                 --             10,789
Amortization of intangible assets.....                 775              95                 74                 --                944
                                                 ---------         -------            -------              -----          ---------
  Operating income....................               3,339             664                441                 --              4,444
Interest income.......................                  16              --                 22                 --                 38
Interest expense......................              (1,666)           (137)              (146)                --             (1,949)
                                                 ---------         -------            -------              -----          ---------
Income before provision for income
  taxes...............................               1,689             527                317                 --              2,533

Provision for income taxes............                  90              35                168                 --                293
                                                 ---------         -------            -------              -----          ---------
Income before equity in net earnings
  of subsidiaries.....................               1,599             492                149                 --              2,240
Equity in net earnings of subsidiaries                 641              31                 --               (672)                --
                                                 ---------         -------            -------              -----          ---------
Net income............................           $   2,240         $   523            $   149              $(672)         $   2,240
                                                 =========         =======            =======              =====          =========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS - (IN THOUSANDS)


                                                                FOR THE NINE MONTHS ENDED MARCH 24, 2002 (UNAUDITED)
                                                 -----------------------------------------------------------------------------------
                                                                                   NONGUARANTOR
                                                                 GUARANTOR          SUBSIDIARY                          CONSOLIDATED
                                                  UNICCO        SUBSIDIARIES          UFSCC           ELIMINATIONS          TOTAL
                                                 ---------      ------------       ------------       ------------      ------------
Service revenues......................           $ 385,839         $24,440            $34,761              $  --          $ 445,040
Cost of service revenues..............             343,682          21,861             32,546                 --            398,089
                                                 ---------         -------            -------              -----          ---------
  Gross profit........................              42,157           2,579              2,215                 --             46,951

Selling, general and administrative
  expenses............................              31,727           1,138              1,195                 --             34,060
Amortization of intangible assets.....               1,644             228                215                 --              2,087
                                                 ---------         -------            -------              -----          ---------
  Operating income....................               8,786           1,213                805                 --             10,804
Interest income.......................                  21              --                 17                 --                 38
Interest expense......................              (4,522)           (411)              (340)                --             (5,273)
Other income (expense)................                 364              --               (122)                --                242
                                                 ---------         -------            -------              -----          ---------
Income before provision for income
  taxes...............................               4,649             802                360                 --              5,811
Provision for income taxes............                 250             114                258                 --                622
                                                 ---------         -------            -------              -----          ---------
Income before equity in net earnings
  of subsidiaries and extraordinary
  item................................               4,399             688                102                 --              5,189
Equity in net earnings of subsidiaries                 790              21                 --               (811)                --
                                                 ---------         -------            -------              -----          ---------
Net income ...........................           $   5,189         $   709            $   102              $(811)         $   5,189
                                                 =========         =======            =======              =====          =========


                                                                FOR THE NINE MONTHS ENDED MARCH 25, 2001 (UNAUDITED)
                                                 -----------------------------------------------------------------------------------
                                                                                   NONGUARANTOR
                                                                 GUARANTOR          SUBSIDIARY                          CONSOLIDATED
                                                  UNICCO        SUBSIDIARIES           UFSCC           ELIMINATIONS         TOTAL
                                                 ---------      ------------       ------------        ------------     ------------
Service revenues......................           $ 373,612         $27,043            $40,117            $    --          $ 440,772
Cost of service revenues..............             331,118          25,059             36,503                 --            392,680
                                                 ---------         -------            -------            -------          ---------
  Gross profit........................              42,494           1,984              3,614                                48,092
Selling, general and administrative
  expenses............................              30,037             955              1,627                 --             32,619
Amortization of intangible assets.....               2,326             285                224                 --              2,835
                                                 ---------         -------            -------            -------          ---------
  Operating income....................              10,131             744              1,763                 --             12,638
Interest income.......................                  43              --                 56                 --                 99
Interest expense......................              (5,027)           (411)              (440)                --             (5,878)
Gain on sale of contracts.............                 440              --                 --                 --                440
                                                 ---------         -------            -------            -------          ---------
Income before provision for income
  taxes...............................               5,587             333              1,379                 --              7,299
Provision for income taxes............                 280             115                686                 --              1,081
                                                 ---------         -------            -------            -------          ---------
Income before equity in net earnings
  of subsidiaries and extraordinary
  item................................               5,307             218                693                 --              6,218
Equity in net earnings of
  subsidiaries........................                 911             144                 --             (1,055)                --
                                                 ---------         -------            -------            -------          ---------
Net income ...........................           $   6,218         $   362            $   693            $(1,055)         $   6,218
                                                 =========         =======            =======            =======          =========

CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)


                                                                               MARCH 24, 2002 (UNAUDITED)
                                                    --------------------------------------------------------------------------------
                                                                                      NONGUARANTOR
                                                                    GUARANTOR         SUBSIDIARY-                      CONSOLIDATED
                                                     UNICCO        SUBSIDIARIES          UFSCC         ELIMINATIONS        TOTAL
                                                    --------       ------------       ------------     ------------    ------------
Assets
Current assets:
Cash and cash equivalents...................        $  1,857         $     13           $   187          $     --        $   2,057
Accounts receivable, less reserve of
  $2,906....................................          41,643            4,473             6,131                --           52,247
Unbilled receivables........................          24,612            2,885             1,678                --           29,175
Intercompany receivable (payable)...........             716            4,401            (5,117)               --               --
Other current assets........................           5,668               24               783                --            6,475
                                                    --------         --------           -------          --------        ---------
         Total current assets...............          74,496           11,796             3,662                --           89,954
                                                    --------         --------           -------          --------        ---------
Property and equipment, at cost.............          18,825            1,210             2,735                --           22,770
Less-accumulated depreciation and
  amortization..............................          12,942            1,003             1,518                --           15,463
                                                    --------         --------           -------          --------        ---------

    Net property and equipment..............           5,883              207             1,217                --            7,307
                                                    --------         --------           -------          --------        ---------
Due from (to) affiliates....................          14,509             (620)               --           (13,889)              --
Investment in subsidiary....................          17,241              855                --           (18,096)              --
Notes receivable and accrued interest from
  officers..................................           4,491               --                --                --            4,491
Intangible assets, net of amortization......          23,864            3,208             3,008                --           30,080
Other assets................................           5,968               --                 7                --            5,975
                                                    --------         --------           -------          --------        ---------
                                                      66,073            3,443             3,015           (31,985)          40,546
                                                    --------         --------           -------          --------        ---------
                                                    $146,452         $ 15,446           $ 7,894          $(31,985)       $ 137,807
                                                    ========         ========           =======          ========        =========

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft..............................        $  4,050         $    660           $    --          $     --        $   4,710
Accounts payable............................           8,775              638               835                --           10,248
Accrued payroll and payroll-related
  expenses..................................          16,700              833             3,086                --           20,619
Deferred income taxes.......................           2,123              194                --                --            2,317
Current portion of long-term debt...........          23,000               --                --                --           23,000
Other accrued expenses......................           6,624               69               326                --            7,019
                                                    --------         --------           -------          --------        ---------
         Total current liabilities..........          61,272            2,394             4,247                --           67,913
                                                    --------         --------           -------          --------        ---------

Long-term liabilities:
Line of credit..............................              --                                                                    --
Long-term debt, less current portion........          47,037               --                --                --           47,037
Other long-term liabilities.................           2,486               --                --                --            2,486
                                                    --------         --------           -------          --------        ---------
         Total long-term liabilities........          49,523               --                --                --           49,523
                                                    --------         --------           -------          --------        ---------
Commitments and Contingencies

Shareholders' equity........................          36,159           13,052             3,647           (31,985)          20,873
Less:
Treasury shares at cost.....................            (502)              --                --                --             (502)
                                                    --------         --------           -------          --------        ---------
         Total shareholders' equity.........          35,657           13,052             3,647           (31,985)          20,371
                                                    --------         --------           -------          --------        ---------
                                                    $146,452         $ 15,446           $ 7,894          $(31,985)       $ 137,807
                                                    ========         ========           =======          ========        =========

CONDENSED CONSOLIDATING BALANCE SHEET - (IN THOUSANDS)


                                                                                     JUNE 24, 2001
                                                  ----------------------------------------------------------------------------------
                                                                                      NONGUARANTOR
                                                                   GUARANTOR           SUBSIDIARY-                      CONSOLIDATED
                                                    UNICCO        SUBSIDIARIES           UFSCC        ELIMINATIONS         TOTAL
                                                  ---------       ------------       -------------    ------------      ------------
Assets
Current assets:
Cash and cash equivalents...................       $  1,946          $     13           $ 2,728         $     --         $   4,687
Accounts receivable, less reserve of
  $3,215....................................         43,842             4,127             5,321               --            53,290
Unbilled receivables........................         24,792             2,133             2,294               --            29,219
Intercompany receivable (payable)...........          3,139             4,459            (7,598)              --                --
Other current assets........................          4,616               ---               458               --             5,074
                                                   --------          --------           -------         --------         ---------
         Total current assets...............         78,335            10,732             3,203               --            92,270
                                                   --------          --------           -------         --------         ---------
Property and equipment, at cost.............         17,774             1,211             2,715               --            21,700
Less-accumulated depreciation and
  amortization..............................         11,621               946             1,376               --            13,943
                                                   --------          --------           -------         --------         ---------
     Net property and equipment.............          6,153               265             1,339               --             7,757
                                                   --------          --------           -------         --------         ---------
Due from (to) affiliates....................         14,509              (620)               --          (13,889)               --
Investment in subsidiary....................         16,451               834                --          (17,285)               --
Notes receivable and accrued interest from
  officers..................................          4,295                --                --               --             4,295
Intangible assets, net of amortization......         25,507             3,435             3,338               --            32,280
Other assets................................          5,455                --                27               --             5,482
                                                   --------          --------           -------         --------         ---------
                                                     66,217             3,649             3,365          (31,174)           42,057
                                                   --------          --------           -------         --------         ---------
                                                   $150,705          $ 14,646           $ 7,907         $(31,174)        $ 142,084
                                                   ========          ========           =======         ========         =========
Liabilities and Shareholders' Equity
Current liabilities:
Cash overdraft..............................       $  3,843          $    410           $    --         $     --         $   4,253
Accounts payable............................         10,981             1,037             1,523               --            13,541
Accrued payroll and payroll-related
  expenses..................................         18,062               618             2,287               --            20,967
Deferred income taxes.......................          2,123               198                --               --             2,321
Current portion of line of credit...........          3,000                --                --               --             3,000
Other accrued expenses......................          4,644                40               415               --             5,099
                                                   --------          --------           -------         --------         ---------
         Total current liabilities..........         42,653             2,303             4,225               --            49,181
                                                   --------          --------           -------         --------         ---------
Long-term liabilities:
Line of credit..............................         27,680                --                --               --            27,680
Long-term debt..............................         47,020                --                --               --            47,020
Other long-term liabilities.................          1,859                --                --               --             1,859
                                                   --------          --------           -------         --------         ---------
         Total long-term liabilities........         76,559                --                --               --            76,559
                                                   --------          --------           -------         --------         ---------
Commitments and Contingencies

Shareholders' equity........................         31,995            12,343             3,682          (31,174)           16,846
Less treasury shares at cost................           (502)               --                --               --              (502)
                                                   ---------         --------           -------         --------         ---------
         Total shareholders' equity.........         31,493            12,343             3,682          (31,174)           16,344
                                                   --------          --------           -------         --------         ---------
                                                   $150,705          $ 14,646           $ 7,907         $(31,174)        $ 142,084
                                                   ========          ========           =======         ========         =========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)


                                                                        NINE MONTHS ENDED MARCH 24, 2002 (UNAUDITED)
                                                        ----------------------------------------------------------------------------
                                                                                       NONGUARANTOR
                                                                     GUARANTOR          SUBSIDIARY-                     CONSOLIDATED
                                                        UNICCO      SUBSIDIARIES          UFSCC          ELIMINATIONS       TOTAL
                                                        ------      ----------         -------------     ------------   ------------
Cash flows relating to operating activities:
   Net income ................................        $  5,189          $   709          $   102           $ (811)       $  5,189
   Net earnings from equity investment........            (790)             (21)              --              811              --
   Adjustments to reconcile net income
    to net cash provided by operating
     activities:
      Amortization of intangible assets.......           1,644              228              215               --           2,087
      Amortization of debt issue costs and
        discount..............................             175               --               --               --             175
      Depreciation and amortization...........           1,344               57              205               --           1,606
      Loss on sale of contracts...............              --               --              122               --             122
      Gain on disposals.......................             (12)              --               --               --             (12)
      Marketable securities...................             (54)              --               --               --             (54)
      Other income............................            (364)              --               --               --            (364)

      Changes in assets and liabilities:
        Accounts receivable...................           2,198             (346)          (1,017)              --             835
        Unbilled receivables..................             180             (752)             557               --             (15)
        Intercompany receivable (payable).....           2,423               58           (2,221)            (260)             --
        Other current assets..................            (689)             (24)            (341)              --          (1,054)
        Other long-term assets................            (672)              --               19               --            (653)
        Accounts payable......................          (2,205)            (400)            (637)              --          (3,242)
        Accrued expenses and other current
         liabilities..........................             621              241              635               --           1,497
        Other long-term liabilities...........             627               --               --               --             627
        Other ................................              --               --               --              260             260
                                                      --------          -------          -------           ------        --------
        Net cash provided by (used in)
         operating activities.................           9,615             (250)          (2,361)              --           7,004
                                                      --------          -------          -------           ------        --------


Cash relating to investing activities:
   Proceeds from sale of contracts............              --               --               61               --              61
   Purchase of property and equipment, net....          (1,098)              --             (147)              --          (1,245)
   Proceeds from sale of property and
    equipment.................................              36               --               --               --              36
   Increase in notes receivable from
    officers..................................            (196)              --               --               --            (196)
                                                      --------          -------          -------           ------        --------
      Net cash used in investing activities...          (1,258)              --              (86)              --          (1,344)
                                                      --------          -------          -------           ------        --------
Cash flows relating to financing activities:
   Cash overdraft.............................             206              250               --               --             456
   Proceeds from line of credit...............          (4,680)              --               --               --          (4,680)
   Debt prepayment plus accrued interest
    thereon...................................          (3,000)              --               --               --          (3,000)
   Distributions to shareholders..............            (972)              --               --               --            (972)
                                                      --------          -------           ------           ------        --------
      Net cash provided by (used in)
       financing activities...................          (8,446)             250               --               --          (8,196)
                                                      --------          -------          -------           ------        --------
Effect of exchange rate changes on cash and
   cash equivalents...........................              --               --              (94)              --             (94)
                                                      --------          -------          -------           ------        --------
Net decrease in cash and cash equivalents.....             (89)              --           (2,541)              --          (2,630)

Cash and cash equivalents, beginning of
  period......................................           1,946               13            2,728               --           4,687
                                                      --------          -------          -------           ------        --------
Cash and cash equivalents, end of period......        $  1,857          $    13          $   187           $   --        $  2,057
                                                      ========          =======          =======           ======        ========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS - (IN THOUSANDS)


                                                                        NINE MONTHS ENDED MARCH  25, 2001 (UNAUDITED)
                                                        ---------------------------------------------------------------------------
                                                                                   NONGUARANTOR
                                                                     GUARANTOR     SUBSIDIARY-                         CONSOLIDATED
                                                        UNICCO     SUBSIDIARIES       UFSCC          ELIMINATIONS         TOTAL
                                                       --------    ------------    ------------      ------------      ------------
Cash flows relating to operating activities:
   Net income ................................           $6,218      $   362         $    693          $(1,055)          $  6,218
   Net earnings from equity investment........             (911)        (144)              --            1,055                 --
   Adjustments to reconcile net income to
       net cash provided by operating
       activities:
      Amortization of intangible assets.......            2,326          285              224               --              2,835
      Amortization of debt issue costs and
        discount..............................              175           --               --               --                175
      Depreciation and amortization...........            1,203           49              238               --              1,490
      Gain on sale of contracts...............             (440)          --               --               --               (440)
      Gain on disposals.......................               (9)          --               --               --                 (9)
      Deferred compensation plan..............             (289)          --               --               --               (289)
      Other...................................               --           --               --              407                407

      Changes in assets and liabilities:
        Accounts receivable...................           (7,588)        (395)          (2,963)              --            (10,946)
        Unbilled receivables..................           (6,886)          60              388               --             (6,438)
        Intercompany receivable (payable).....           (1,667)        (305)           2,379             (407)                --
        Other current assets..................            1,315            1               87               --              1,403
        Other long-term assets................             (269)          --                1               --               (268)
        Accounts payable......................            1,790          174             (128)              --              1,836
        Accrued expenses and other current
          liabilities.........................            2,396           95            1,814               --              4,305
        Other long-term liabilities...........              538           --               --               --                538
                                                       --------      -------          -------          -------           --------
        Net cash provided by (used in)
         operating activities.................           (2,098)         182            2,733               --                817
                                                       --------      -------          -------          -------           --------


Cash relating to investing activities:
   Proceeds from sale of contracts............              440           --               --               --                440

   Purchase of property and equipment, net....           (2,412)        (223)             (89)              --             (2,724)

   Proceeds from sale of property and
     equipment................................              116           --               --               --                116
   Payments received for notes receivable
     from officers............................              100           --               --               --                100
   Increase in notes receivable from officers.           (3,750)          --               --               --             (3,750)
                                                       --------      -------           ------          -------          ---------
      Net cash used in investing activities...           (5,506)        (223)             (89)              --             (5,818)
                                                       --------      -------          -------          -------          ---------

Cash flows relating to financing activities:
   Cash overdraft.............................            5,416           41           (1,869)              --              3,588
   Proceeds from line of credit...............            3,991           --               --               --              3,991
   Debt prepayment plus accrued interest
    thereon...................................             (750)          --               --               --               (750)
   Distributions to shareholders..............           (1,463)          --               --               --             (1,463)
                                                       --------      -------          -------          -------           --------
      Net cash provided by (used in)
       financing activities...................            7,194           41           (1,869)              --              5,366
                                                       --------      -------          -------          -------           --------
Effect of exchange rate changes on cash and
   cash equivalents...........................               --           --               18               --                 18
                                                       --------      -------          -------          -------           --------
Net increase (decrease) in cash and cash                   (410)          --              793               --                383
  equivalents.................................
Cash and cash equivalents, beginning of
  period......................................            2,320           13               --               --              2,333
                                                       --------      -------          -------          -------           --------
Cash and cash equivalents, end of period......         $  1,910      $    13          $   793          $    --           $  2,716
                                                       ========      =======          =======          =======           ========

(6)  LITIGATION

    In the ordinary course of business, the Company is party to various types of litigation. The Company believes that, in the aggregate, the litigation matters currently pending will not have a material adverse effect on the Company's financial position, results of operations or its cash flows, taken as a whole.

    On August 1, 2001, the Equal Employment Opportunity Commission ("EEOC") issued probable cause findings against the Company in connection with a joint investigation which included the Massachusetts Attorney General ("AG") and the Massachusetts Commission Against Discrimination ("MCAD"), collectively referred to as the "agencies", of certain sexual harassment claims filed by seven former employees. The agencies alleged "pattern and practice" sexual harassment violations by the Company. Although the Company strongly disagrees with the agencies' findings, it entered into a conciliation agreement on May 1, 2002 with the agencies. Pursuant to the terms of the agreement, the settlement of this matter includes monetary relief of $1.0 million as well as affirmative relief. The Company has recorded a charge of $0.4 million (net of third party reimbursement for the settlement and previous legal expenses) in the accompanying Condensed Consolidated Statement of Operations for the three-month period ended March 24, 2002 in connection with the settlement of this matter. This dispute concerned only the Company's janitorial operations in Massachusetts.

(7)  NOTES RECEIVABLE FROM OFFICERS

    Notes receivable from officers/shareholders consist primarily of $3.75 million in notes that bear interest at the prime rate and are payable in full on March 15, 2004. The remaining note receivable from officers/shareholders of $0.2 million originated in the second quarter of the current fiscal year and bears interest at the applicable federal rate. All notes receivables are classified as long-term as the notes have due dates beyond one year. Interest receivable related to these notes was approximately $241,000 as of March 24, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates on an ongoing basis and makes judgments about the carrying value of assets and liabilities based on a number of factors. These factors include historical experience, guidance provided by outside experts and assumptions made by management that are believed to be reasonable under the circumstances. This section summarizes critical accounting policies and the related judgments involved in their application.

Revenue Recognition

    Service revenues are generated primarily by efforts expended on cost-plus fixed-fee, fixed-price and modified cost-plus contracts. Revenue from cost-plus fixed-fee contracts is recognized on the basis of direct and indirect expenses incurred plus the allocable portion of the fixed-fee. Revenues on fixed price contracts are recognized based on the monthly amount as stipulated in the contract and the performance of services. Revenues under modified cost-plus contracts are recorded at the contracted rates as labor efforts are expended and other direct costs are incurred. Losses, if any, are provided for at the time that management determines that costs, including estimated costs to complete, exceed contract revenue.

Health and Welfare Reserves

    The Company is self-insured for portions of health and welfare claims. Reported reserves for these claims are derived from estimated ultimate costs based upon individual claim file reserves and estimates for incurred but not reported claims. Estimates are based on historical loss development factors, valuations provided by third-party actuaries and other assumptions believed to be reasonable under the circumstances.

Allowance for Doubtful Accounts

    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

COMPARISON OF THREE-MONTH PERIODS ENDED MARCH 24, 2002 AND MARCH 25, 2001

    REVENUES Revenues for the third quarter of fiscal 2002, which ended March 24, 2002, were $147.5 million compared to $154.4 million for the third quarter of fiscal 2001, which ended March 25, 2001, a decrease of $6.9 million or 4.5%. This change was attributable to decreases in the Commercial and Industrial Divisions' revenues of $4.0 million and $2.2 million, respectively, and a decrease in revenue of $0.7 million that was the result of the sale of certain contracts with customers located in the province of Quebec, effective February 1, 2002. The decrease in the Commercial Division's revenue was the result of reductions in revenue due to lost contracts and reductions in scope of work outpacing additional revenues from new contracts and expanded services. The decrease in the Industrial Division's revenue was the result of reductions due to lost contracts and reductions in the scope of work at existing customers outpacing additional revenues from new contracts and increases in services at existing customers. Although there can be no assurance, management does not believe that the decrease in revenues during the third quarter of fiscal 2002 is attributable to any specific factor that would indicate material decreases in the Company's revenues during future periods.

    COST OF SERVICE REVENUES Cost of revenues for the third quarter of fiscal 2002 were $131.8 million, or 89.4% of revenues, compared to $138.2 million, or 89.5% of revenues, for the third quarter of fiscal 2001. The decrease in cost of revenues is the result of the decreased volume of business. The relatively unchanged cost of revenue as a percentage of revenues is the result of salary increases effective July 1, 2001 and increased workers' compensation and general liability insurance premiums offset by the loss of lower margin accounts, decreases in rebillable supplies revenue which carries a lower margin and increase efficiencies on new and existing contracts.

    During the three months ended March 24, 2002, the Company experienced some reductions in revenues and gross profit with certain of its customers due to the impact of the slowing U.S. economy. Although, these reductions in the scope of services for such customers have not had a material impact on profitability, management believes that a sustained economic decline could adversely impact the Company's profitability.

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

    GROSS PROFIT As a result of the foregoing, gross profit for the third quarter of fiscal 2002 was $15.7 million, or 10.6% of revenues, compared to $16.2 million, or 10.5% of revenues, for the comparable period in fiscal 2001.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the third quarter of fiscal 2002 were $11.7 million, or 8.0% of revenues, compared to $10.8 million, or 7.0% of revenues, for the third quarter of fiscal 2001. The Company experienced an increase of $0.8 million in payroll and payroll-related expenses comprised of an increase of $0.7 million due to staffing open positions and salary increases effective July 1, 2001 and an increase of $0.1 million related to the change in the liability associated with the Company's deferred compensation plan. The Company recorded a charge of $0.4 million in connection with the signing of a conciliation agreement with the Equal Employment Opportunity Commission (See Note 6 to the Notes of the Condensed Consolidated Financial Statements). Transportation expense increased $0.2 million primarily related to costs associated with certain leased equipment. These increases were partially offset by the following: (i) expense related to the Company's receivable with its Canadian subsidiary decreased $0.3 million as a result of changes in the exchange rate and (ii) expense related to office and occupancy costs decreased $0.1 million.

    AMORTIZATION OF INTANGIBLE ASSETS Amortization expense was $0.6 million and $0.9 million in the third quarter of fiscal 2002 and fiscal 2001, respectively. The decrease in amortization expense is the result of the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which provides that goodwill is no longer amortized.

    OPERATING INCOME As a result of the foregoing, income from operations for the third quarter of fiscal 2002 was $3.3 million, or 2.2% of revenues, compared to $4.4 million, or 2.9% of revenues, for the third quarter of fiscal 2001.

    EBITDA As a result of the foregoing, EBITDA for the third quarter of fiscal 2002 was $4.5 million, or 3.0% of revenues, compared to $5.9 million, or 3.8% of revenues, for the third quarter of fiscal 2001. EBITDA is defined as income from continuing operations before provision for income taxes, interest expense, interest income and depreciation and amortization. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchases of property and equipment; (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles;

(iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows; and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

    INTEREST EXPENSE Interest expense for the third quarter of fiscal 2002 was $1.7 million, or 1.1% of revenues, compared to $1.9 million, or 1.3% of revenues, for the third quarter of fiscal 2001. The reduction in interest expense was primarily the result of the $2.75 million repayment of the Company's Subordinated Promissory Note, which occurred during the second quarter of fiscal 2002. The Subordinated Promissory Note bore interest at the rate of 14%. Also, the Company's had lower cash borrowings and lower interest rates on its revolving credit facility.

    OTHER INCOME (EXPENSE) Effective February 1, 2002, the Company sold certain contracts located in the province of Quebec. The effect of the sale of these contracts on the results of future operations is considered to be immaterial (See Note 6 to the Notes of the Condensed Consolidated Financial Statements).

    INCOME TAXES Provision for income taxes for the third quarter of fiscal
2002 was $0.1 million, or 7.4% of income before provision for income taxes, compared to $0.3 million, or 11.6% of income before provision for income taxes, for the third quarter of fiscal 2001. The lower effective tax rate in the third quarter of fiscal 2002 was primarily the result of a decrease in the percentage of taxable income generated by the Company's Canadian subsidiary, which is taxed at a higher effective rate.

    NET INCOME As a result of the foregoing, net income for the third quarter of fiscal 2002 was $1.4 million, or 0.9% of revenues, compared to $2.2 million, or 1.5% of revenues, for the third quarter of fiscal 2001.

COMPARISON OF NINE-MONTH PERIODS ENDED MARCH 24, 2002 AND MARCH 25, 2001

    REVENUES Revenues for the nine months ended March 24, 2002 were $445.0 million compared to $440.8 million for the comparable period of fiscal 2001, an increase of $4.2 million or 1.0%. This increase was primarily attributable to an increase in the Commercial Division's revenue of $12.6 million, partially offset by a decrease in the Industrial Division's revenue of $7.7 million, and a decrease in revenue of $0.7 million that was the result of the sale of certain contracts located in the province of Quebec, effective February 1, 2002. The increase in the Commercial Division's revenue was the result of additional services performed under new and existing contracts outpacing reductions in revenue due to the reduction in scope of work or lost contracts. The major contributor to the increase in the Commercial Division revenue was the increase in the scope of work with a particular existing customer, which resulted in an additional $14.4 million in revenues compared with the same period in the prior year. The decrease in the Industrial Division revenue was the result of lost contracts and decreased services to existing customers outpacing new contracts and increased services with existing customers.

    COST OF SERVICE REVENUES Cost of revenues for the nine months ended March 24, 2002 were $398.1 million, or 89.5% of revenues, compared to $392.7 million, or 89.1% of revenues, for the comparable period of fiscal 2001. The increase in cost of revenues as a percentage of revenues resulted primarily from salary increases effective July 1, 2001 and increases in the Company's workers' compensation and general liability insurance premiums. Also contributing to the increase in cost of revenues as a percentage of revenues is the decline in gross margin from the Company's largest customer. The decrease is attributable to ancillary project work generating a lower margin than in the previous year.

    During the first nine months of fiscal 2002, the Company experienced some reductions in revenues and gross profit with certain of its customers due to the impact of the slowing U.S. economy. Although, these reductions in the scope of services for such customers have not had a material impact on profitability, management believes that a sustained economic decline could adversely impact the Company's profitability.

    Based on the Company's fiscal calendar fiscal 2002 will be a 53-week year. The expected impact will be approximately $3.8 million of additional payroll and payroll-related expenses related to unbilled direct cost for customers who have fixed-price contracts, and selling, general and administrative personnel. The Company will record the charge related to the 53rd week in the fourth quarter of fiscal 2002.

    GROSS PROFIT As a result of the foregoing, gross profit for the nine months ended March 2002 was $47.0 million, or 10.5% of revenues, compared to $48.1 million, or 10.9% of revenues, for the comparable period in fiscal 2001.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the nine months ended March 2002 were $34.1 million, or 7.7% of revenues, compared to $32.6 million, or 7.4% of revenues, for the comparable period of fiscal 2001. The increase of $1.5 million was due to several factors. The Company experienced a $2.1 million increase in payroll and payroll related expenses that were the aggregate result of a $1.9 million increase due to headcount increases as a result of staffing open positions and salary increases effective July 1, 2002 and an increase of $0.2 million related to the change in the liability associated with the Company's deferred compensation plan. The Company recorded a charge of $0.4 million in connection with the signing of a conciliation agreement with the Equal Employment Opportunity Commission. (See Note 6 to the Notes of the Condensed Consolidated Financial Statements). Transportation expense increased $0.2 million primarily related to costs associated with certain leased equipment. The Company also experienced a $0.2 million increase in advertising and promotional expense as a result of increased marketing efforts. These increases were partially offset by the following: travel and entertainment expenses decreased $0.2 million as a result of increased controls and a decrease in travel following the events of September 11, 2001. Recruiting expense decreased $0.2 million as a result of fees and relocation expenses in fiscal 2001 related to the hiring of senior executives. Professional fees decreased $0.4 million, which was primarily the result of non-recurring consulting fees incurred in fiscal 2001 in connection with the implementation of the Company's shared service center. Expense related to the Company's receivable with its Canadian subsidiary decreased $0.2 million as a result of changes in the exchange rate. Office and occupancy costs decreased $0.3 million due primarily to a decrease in telephone and office equipment expense.

    AMORTIZATION OF INTANGIBLE ASSETS Amortization expense was $2.1 million and $2.8 million in the nine-month periods of fiscal 2002 and fiscal 2001, respectively. The decrease in amortization expense is primarily the result of the Company's adoption of SFAS No. 142, which provides that goodwill is no longer amortized.

    OPERATING INCOME As a result of the foregoing, income from operations for the nine-month period ended March 24, 2002 was $10.8 million, or 2.4% of revenues, compared to $12.6 million, or 2.9% of revenues for the comparable period for fiscal 2001.

    EBITDA As a result of the foregoing, EBITDA for the nine months ended March 24, 2002 was $14.5 million, or 3.3% of revenues, compared to $17.0 million, or 3.8% of revenues, for the comparable period. EBITDA is defined as income from continuing operations before provision for income taxes, interest expense, interest income and depreciation and amortization.

    INTEREST EXPENSE Interest expense for the nine months ended March 24, 2002 was $5.3 million, or 1.2% of revenues, compared to $5.9 million, or 1.3% of revenues, for the comparable period. The reduction in interest expense was primarily the result of the $2.75 million repayment of, the Company's Subordinated Promissory Note during the second quarter of fiscal 2002. The Subordinated Promissory Note bore interest at the rate of 14%. Also, the Company's had lower cash borrowings and lower interest rates on its revolving credit facility.

    OTHER INCOME (EXPENSE) Effective February 1, 2002, the Company sold certain contracts located in the province of Quebec. The effect of the sale of these contracts on the results of operations is considered to be immaterial. (See Note 2 to the Notes of Condensed Consolidated Financial Statements.)

    The Company recorded a gain of $0.4 million in connection with the receipt of stock due to the demutualization of one of its life insurance carriers (See Note 2 to the Notes of Condensed Consolidated Financial Statements).

    INCOME TAXES Provision for income taxes for the nine months ended March 24, 2002 was $0.6 million, or 10.7% of income before provision for income taxes, compared to $1.1 million, or 14.8% of income before provision for income taxes, for the comparable period of fiscal 2001. The lower effective tax rate for the first nine months of fiscal 2002 was primarily the result of a decrease in the percentage of consolidated taxable income generated by of the Company's Canadian subsidiary, which is taxed at a higher effective rate.

    NET INCOME As a result of the foregoing, net income for the nine months ended March 2002 was $5.2 million, or 1.2% of revenues, compared to net income of $6.2 million, or 1.4% of revenues, for the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended March 24, 2002, the Company's cash decreased by $2.6 million. Cash activity included $8.2 million and $1.3 million of net cash used in financing activities and investing activities, respectively. These uses of cash were partially offset by $7.0 million of net cash provided by operating activities.

    Cash provided by operating activities was primarily the result of $8.5 million related to net income (adjusted for non-cash items such as depreciation and amortization and the gain on receipt of stock), a decrease of $0.8 million in accounts receivable and an increase in accrued expenses of $1.5 million. These increases were partially offset by a $3.2 million decrease in accounts payable and an increase of other current assets of $1.1 million.

    Cash used in investing activities was primarily the result of $1.2 million in capital expenditures and $0.2 million related to the increase in notes receivable from officers.

    Financing activities included $4.7 million of payments on Company's line of credit. During the nine-month period, the Company made a $0.25 million optional principal payment on the Company's Subordinated Promissory Note (the "Note"). During the second quarter, the Company repaid the entire remaining principal amount ($2.75 million) of the Note. Financing activities also included shareholder distributions of $1.0 million, which included a tax distribution of $0.4 million.

    Capital expenditures were $1.2 million and $2.7 million respectively, for the nine-month periods ended March 2002 and 2001. The Company's operations do not generally require material investment in capital assets. The Company does not expect that its capital expenditure requirements will increase materially during the next 12 months.

    The Company is a party to an amended revolving credit facility (the "Credit Facility") under which the Company may borrow up to $55.0 million for acquisitions, working capital and general corporate purposes, subject to certain conditions. Cash borrowings under the Credit Facility were $23.0 million as of March 24, 2002. The Credit Facility and the Indenture governing the Company's Senior Subordinated Notes (the "Notes") due 2007 include certain financial and operating covenants that, among other things, restrict the ability of the Company to incur additional indebtedness, make investments and take other actions. The Company was in compliance with all covenants as of March 24, 2002. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors. As the Credit Facility expires in October 2002, the entire balance of cash borrowing outstanding at March 24, 2002 is classified as a current liability. The Company is currently negotiating with lenders for long-term financing after the expiration of the Credit Facility and expects to have a new facility in place prior to the expiration date.

    The Company's principal capital requirements are to service the Company's indebtedness, for working capital, to fund acquisitions and, to a lesser extent, to fund capital expenditures. As of March 24, 2002, the Company had outstanding cash borrowings of $23.0 million under the Credit Facility, as well as outstanding letters of credit of $18.6 million. Availability under the Credit Facility was $13.4 million. The Company believes that its cash flow from operations, together with cash on hand and its borrowing capacity under the Credit Facility, will be sufficient to meet such requirements as they now exist.

    The following summarizes the Company's contractual cash obligations as of March 24, 2002 and the effect these obligations are expected to have on its liquidity and cash flows in future periods (in thousands):

                                              OPERATING      EEOC
    FISCAL YEAR                                 LEASES    SETTLEMENT     DEBT
    -----------                               ---------   ----------    -------
    2002....................................   $ 2,451    $  1,000     $    --
    2003....................................     7,688          --      23,000
    2004....................................     6,357          --          --
    2005....................................     4,898          --          --
    2006....................................     4,253          --          --
    2007....................................     3,709          --          --
    Thereafter..............................    11,286          --      47,200
                                               -------    --------     -------
                                               $40,642    $  1,000     $70,200
                                               =======    ========     =======

    The Company leases certain facilities under tenancy-at-will agreements, which are not included in the future minimum lease payments above. Future payments above do not include the lease of warehouses at annual costs of approximately $244,000, $968,000, $785,000, $487,000, $252,000 and $189,000 in
fiscal 2002, 2003, 2004, 2005, 2006 and 2007, respectively, which are fully reimbursed by a customer. Such customer is liable for any remaining obligation under these leases in the event that the customer terminates the Company's contracts.

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

    The Company is subject to market risks arising from changes in interest rates and foreign currency exchange rates. The Company's primary interest rate exposure results from changes in LIBOR and the prime rate, which are used to determine the applicable interest rates under the Credit Facility. The Company had $23.0 million in cash borrowings under the Credit Facility as of March 24, 2002. These funds were borrowed at LIBOR plus 3.0% (4.88% as of March 24, 2002). Given a stable principal amount, the Company's potential loss over one year that would result from a hypothetical, instantaneous and unfavorable change of 100 basis points in the interest rate on all variable rate obligations would be approximately $0.2 million.

    At March 24, 2002, the Company had additional outstanding indebtedness that consisted of $47.2 million of Senior Subordinated Notes with a fixed interest rate of 9.875%. Fluctuations in interest rates will not affect the fixed interest payable on the Senior Subordinated Notes.

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

ITEM 5.     OTHER INFORMATION

            The Company has scheduled a conference call to discuss its third quarter and year-to-date financial results.
            Interested parties may access the conference call as follows:

                Date:                      May 10, 2002
                Time:                      10:00 AM Eastern Standard Time
                Dial-in-Number:            (800) 547-5078
                Access Code:               638477
                Replay Number:             (800) 475-6701
                  Access Code:             638477
                  Available From:          May 10, 2002 at 1:15 PM to
                                           May 24, 2002 at 11:59 PM

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a.  Exhibits

                10.1 Seventh Amendment to Loan Documents dated as of February 20, 2002

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



                                UNICCO SERVICE COMPANY
                                ------------------------------------------------
                                Registrant


May 8, 2002                     By: /s/ STEVEN C. KLETJIAN
                                    --------------------------------------------
                                    Steven C. Kletjian,
                                    Chief Executive Officer
                                    (Principal Executive Officer)


May 8, 2002                     By: /s/ GEORGE A. KECHES
                                    --------------------------------------------
                                    George A. Keches, President, Chief Operating
                                    Officer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)